Form 10QSB
period 1998-10-31
DECTRON INTERNATIONALE INC
filed 1998-12-15
CIK 1066042

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-QSB
(Mark One)

[X]      Quarterly  Report  Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For The Quarter Ended October 31, 1998 or

[ ]    Transition  report  pursuant  to  Section  13 or  15(d)  of the
Securities  Exchange  Act of 1934 For The Transition Period from _______to______

Commission File Number 1-14503

                           DECTRON INTERNATIONALE INC.
                           ---------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

QUEBEC, CANADA                                                        N/A
--------------                                                        ---
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification No.)

4300 POIRIER BLVD., MONTREAL                                 H4R 2C5
----------------------------                                 -------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: 514-334 9609
                                                    ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: December 14, 1998, 2,795,000 Common Shares outstanding

         Transitional Small Business Disclosure (check One):

 Yes    [    ]         No [ X ]

                           DECTRON INTERNATIONALE INC.

                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS
----------------------------

         Consolidated Balance Sheet - October 31, 1998........................ 3

         Consolidated  Statements  of  Operations - For the three months and nine months ended October 31, 1998 and October 31, 1997.............. 5

         Consolidated  Statements  of Cash Flows - For the nine months ended
         October 31, 1998 and January 31, 1998................................ 6

         Notes to Financial Statements........................................10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITIONS AND RESULTS OF OPERATIONS.................................24
         ------------------------------------


PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES................................................26
------------------------------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.....................................26
-----------------------------------------

SIGNATURES....................................................................27
----------

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)



                                                       OCTOBER 31,   JANUARY 31,
                                                          1998          1998
                                                       -----------   -----------
                                                            $            $
ASSETS

     Cash                                               35,758            28,155
     Deposit certificates                             1,919,915             --
     Accounts receivable (note 2)                     3,708,048        3,043,829
     Inventory (note 3)                               3,676,358        3,817,448
     Prepaid expenses and sundry assets                 339,368          292,931
     Loan receivable                                       --             87,306
                                                     ----------       ----------
     Total current assets                             9,679,447        7,269,669

     Sinking funds                                       27,805            8,038
     Loans receivable (note 4)                          104,440           91,508
     Capital assets (note 5)                          4,307,170        4,111,085
     Patents and trademarks                              28,233             --
     Goodwill (note 6)                                  102,074           44,528
                                                     ----------       ----------
     Total assets                                    14,249,169       11,524,828
                                                     ==========       ==========


DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                       OCTOBER 31,    JANUARY 31,
                                                          1998           1998
                                                       -----------    -----------
                                                            $             $
LIABILITIES

     Bank indebtedness (note 7)                           415,385      3,127,340
     Accounts payable and accrued expenses (note 8)     2,101,331      1,964,280
     Income taxes payable                                 227,087        200,502
     Current portion of long-term debt (note 9)           402,949        427,116
     Deferred revenue (note 12)                           114,149        127,857
     Due to shareholders (note 13)                        322,445           --
     Other loan payable (note 11)                         374,751           --
                                                       ----------     ----------
     Total current liabilities                          3,958,097      5,847,095

     Long-term debt (note 9)                            1,480,560      1,564,384
     Due to directors (note 10)                            50,571         67,345
     Other loan payable (note 11)                         253,696        355,336
     Deferred revenue  (note 12)                          561,876        470,058
     Deferred income taxes                                387,408        410,643
                                                       ----------     ----------
                                                        6,692,208      8,714,861
                                                       ----------     ----------
Minority interest in equity consolidated entity              --          352,469
                                                       ----------     ----------
STOCKHOLDERS' EQUITY

     Cumulative translation adjustment                   (274,349)       (95,377)
     Capital stock (note 14)                            6,277,900      1,934,695
     Retained earnings (deficit)                        1,553,410        618,180
                                                       ----------     ----------
     Total stockholders' equity                         7,556,961      2,457,498
                                                       ----------     ----------
      Total liabilities and stockholders' equity       14,249,169     11,524,828
                                                       ==========     ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                      NINE              NINE
                                                     MONTHS            MONTHS
                                                      ENDED             ENDED
                                                   OCTOBER 31,       OCTOBER 31,
                                                      1998               1997
                                                   -----------       -----------
                                                        $                 $

Net sales                                            15,072,431       12,383,259

Cost of sales                                        10,294,822        8,403,317
                                                     ----------       ----------
Gross profit                                          4,777,609        3,979,942
                                                     ----------       ----------
Operating expenses

     Selling                                          1,709,474        1,605,091
     General and administrative                         900,917          768,845
     Depreciation and amortization                      404,513          199,911
     Interest expense                                   283,932          191,136
                                                     ----------       ----------
                                                      3,298,836        2,764,983
                                                     ----------       ----------
  Income  before income taxes                         1,478,773        1,214,959

     Income taxes                                       543,543          434,003
                                                     ----------       ----------
 Net income                                             935,230          780,956
                                                     ==========       ==========




DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                        THREE          THREE
                                                        MONTHS         MONTHS
                                                        ENDED          ENDED
                                                      OCTOBER 31,    OCTOBER 31,
                                                        1998             1997
                                                     -----------      ----------
                                                          $               $

Net sales                                              5,169,840       4,695,197

Cost of sales                                          3,491,142       3,145,819
                                                     -----------      ----------
Gross profit                                           1,678,698       1,549,378
                                                     -----------      ----------
Operating expenses
     Selling                                             564,835         564,087
     Depreciation and amortization                       166,344          77,015
     Interest expense                                    119,368          76,251
                                                     -----------      ----------
                                                       1,138,258       1,015,682
                                                     -----------      ----------
 Income  before income taxes                             540,440         533,696

     Income taxes                                        212,563         202,829
                                                     -----------      ----------
Net income                                               327,877         330,867
                                                     ===========      ==========




                                        6






DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 31, 1998
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                            NINE
                                                           MONTHS
                                                            ENDED
                                                         OCTOBER 31, JANUARY 31,
                                                            1998        1998
                                                         ----------- -----------
                                                              $          $
 Cash flows from operating activities:
     Net income                                           935,230       863,331

Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                        404,513       461,100
     (Increase) decrease in accounts receivable          (664,219)     (385,013)
     (Increase) decrease in inventory                     141,090    (1,311,838)
     (Increase) decrease in income taxes receivable        26,585       299,641
     (Increase) decrease in prepaid expenses
          and sundry assets                               (46,437)     (116,901)
     Increase (decrease) in accounts payable
          and accrued expenses                            137,051       309,169
     Increase (decrease) in deferred income taxes         (23,235)     (164,587)
     Increase (decrease) in deferred revenue               78,110       110,279
                                                         --------      --------
     Net cash provided by operating activities            988,688        65,181
                                                         --------      --------


DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 31, 1998
(AMOUNTS EXPRESSED IN US DOLLARS)

                                                           NINE
                                                           MONTHS
                                                            ENDED
                                                         OCTOBER 31, JANUARY 31,
                                                            1998        1998
                                                        ------------ -----------
                                                             $           $
Cash flows from investing activities:
     Acquisition of minority interest                    (352,469)         --
     Purchase of property, plant and equipment           (808,866)   (1,978,811)
     Proceeds from disposal of property, plant
            and equipment                                    --         233,428
     Purchase of patents and trademarks                   (28,233)         --
     Acquisition of Goodwill                              (90,809)         --
                                                       ----------    ----------
Net cash used in investing activities                  (1,280,377)   (1,745,383)
                                                       ----------    ----------
Cash flow from financing activities:
     Sinking funds                                        (19,767)       (8,038)
     Grant receivable                                        --          25,019
     (Advances to) repayments from directors              (16,774)      (29,996)
     (Advances to) repayments from
          corporate shareholders                             --        (110,089)
     (Advances to) repayments from loan
          receivable                                      (12,932)       47,950
     Advances from (repayment of) long-term
            debt                                         (107,991)      453,346
     Advances from (repayment of) loan payable            273,111      (320,320)
     Advances (repayments) of bank
          indebtedness                                 (2,711,955)    1,504,150
     Advance from shareholders                            322,445          --
     Proceeds from issuance of capital stock            4,681,467          --
                                                       ----------    ----------
     Net cash flow (used in) provided by financing
         activities                                     2,407,604     1,562,022
                                                       ----------    ----------
     Effect of foreign currency exchange rate
         changes                                         (188,397)       94,334
                                                       ----------    ----------


DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 31, 1998
(AMOUNTS EXPRESSED IN US DOLLARS)


                                                        NINE
                                                       MONTHS
                                                        ENDED
                                                     OCTOBER 31,     JANUARY 31,
                                                        1998            1998
                                                     -----------     -----------
                                                         $               $
Net increase (decrease) in cash and cash
         equivalents                                   1,927,518        (23,846)

     Beginning of period/year                             28,155         52,001
                                                       ---------       --------
     End of period/year                                1,955,673         28,155
                                                       =========       ========
Supplemental disclosure of cash flow
     information

Cash paid during the year

     Interest                                            195,621        317,784
                                                       =========       ========
     Income taxes                                        160,000        358,315
                                                       =========       ========
Cash consists of:
     Cash                                                 35,758         52,001
     Deposit certificates                              1,919,915           --
                                                       ---------       --------
                                                       1,955,673         52,001
                                                       =========       ========

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AS AT OCTOBER 31, 1998
(AMOUNTS EXPRESSED IN US DOLLARS)


                                               COMMON STOCK         CUMULATIVE
                                                                     RETAINED    TRANSLATION
                                           NUMBER      AMOUNT        EARNINGS    ADJUSTMENTS
                                           ------      ------        --------    -----------
                                                         $               $            $

Balance as of January 31, 1997             91,267    1,934,695      (245,151)       73,722

Foreign currency translation                 --           --            --        (169,099)
Net income for the year                      --           --         863,331          --
                                        ---------    ---------     ---------      --------
Balance January 31, 1998                   91,267    1,934,695       618,180       (95,377)

Redemption of common stock
         immediately prior to I.P.O          --       (338,262)         --            --

                                          (91,267)
Share for share exchange                1,750,000         --            --            --

 Issuance of new capital stock          1,000,000    4,681,467          --            --
 Foreign currency translation                --           --            --        (178,972)
Net income for the period                    --           --         935,230          --
                                        ---------    ---------     ---------      --------
Balance as of October 31, 1998          2,750,000    6,277,900     1,553,410      (274,349)
                                        =========    =========     =========      ========


DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1998
(AMOUNTS EXPRESSED IN US DOLLARS)


1.    BASIS OF COMBINED FINANCIAL STATEMENTS PRESENTATION

      a)     Basis of Presentation

             The financial statements for the nine months ended October 31, 1998 and 1997 are unaudited. The interim results are not necessarily indicative of the results for any future period. In the opinion of management, the data in the financial statements reflects all adjustments necessary for a fair presentation of the results of the interim period disclosed. All adjustments are of a normal and recurring nature.

      b)     Consolidated Financial Statements

             These consolidated financial statements consolidate the accounts of Thermoplus Air Inc., Dectron Inc., Fiber Mobile Ltd., Dectron U.S.A. Inc. and Refplus Inc. All material intercompany accounts and transactions have been eliminated.

      c)     Principal Activities

             The companies Dectron Inc., Ref Plus Inc., Thermoplus Air Inc., Dectron U.S.A. Inc. and Fibermobile Ltd. were incorporated in Canada on June 7, 1977, September 15, 1993, March 6, 1991, May 23, 1994, June 30, 1988 respectively.

             The companies are principally engaged in the production of dehumidification, refrigeration, indoor air quality (IAQ) ventilation and air conditioning systems in Canada and its distribution in Canada and the United States of America. The activity of Dectron International Inc. is immaterial in the aggregate, as its only activity is to hold the investment in Dectron Inc.

      d)     Cash and Cash Equivalents

             Cash and cash equivalents include cash on hand, amounts due from banks and any other highly liquid investments purchased with a maturity of three months or less. The carrying amounts approximates fair value because of the short maturity of these instruments.

      e)     Other Current Financial Instruments

             The carrying amount of the companies' accounts receivables and payables approximates fair value because of the short maturity of these instruments.

      f)     Long-Term Financial Instruments


             The fair value of each of the companies' long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the companies' current borrowing rate for similar instruments of comparable maturity would be.

      g)     Inventory

             Inventory is valued at the lower of cost or market. Cost is determined on the first-in, first-out basis.

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1998
(AMOUNTS EXPRESSED IN US DOLLARS)



1.    BASIS OF COMBINED FINANCIAL STATEMENTS PRESENTATION (Continued)

      h)     Property, Plant and Equipment

             Property, plant and equipment are recorded at cost and are amortized on the basis over their estimated useful lives at the undernoted rates and methods:

             Building                              5%       Declining balance
             Machinery and equipment               10%      Straight line or 20%
                                                              declining balance
             Furniture and fixtures                10%      Straight line or 20%
                                                              declining balance
             Computers                             15%      Straight line 0r 30%
                                                              declining balance
             Leasehold improvements                20%      Straight line
             Automobile                            30%      Straight line
             Moulds and dies                       20%      Straight line
             Equipment under capital lease         30%      Declining balance

             Amortization for assets acquired during the year are recorded at one half of the indicated rates which approximates when they were put into use.

      i)     Goodwill

             Goodwill is the excess of cost over the value of net assets acquired. It is amortized on the straight line basis over ten years.

      j)     Income Taxes

             The company accounts for income taxes under the provisions of statement of financial accounting standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statements bases of assets and liabilities.

      k)     Deferred Revenue

             The company has sold extended warranty contracts covering a period of four years beyond the one year basic guarantee. The deferred revenue is recognized as income over the four year period on a straight line basis commencing one year from the sale of the contracts.

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1998
(AMOUNTS EXPRESSED IN US DOLLARS)



1.    BASIS OF COMBINED FINANCIAL STATEMENTS PRESENTATION (Continued)

      l) The company maintains its books and records in Canadian dollars. Foreign currency translations are translated using the temporal method. Under this method, all monetary items are translated into Canadian funds at the rate of exchange prevailing at balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transactions gains and losses are included in the determination of earnings for the year/period.

             The translation of the combined financial statements from Canadian dollars (ACDN $@) to United States dollars is performed for the convenience of the reader. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been, or could be, converted in United States dollars at the rates on the respective dates and or at any other certain rates. Adjustments resulting from the translation are included in the cumulative translation adjustments in stockholders' equity.

      m)     Net Income Pro Forma Common Stock

             Net income per common stock is computed by dividing net income for the year by the weighted average number of common stock outstanding during the year.

      n)     Use  of Estimates

             The preparation of combined financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that effect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      o)     Government Assistance and Investment Tax Credits

             Government assistance and investment tax credits are recorded on the accrual basis and are accounted for as a reduction of related current or capital expenditures.

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1998
(AMOUNTS EXPRESSED IN US DOLLARS)


2    ACCOUNTS RECEIVABLE
                                                      OCTOBER 31,   JANUARY 31,
                                                         1998         1998
                                                           $            $
                                                      -----------   ----------

     Accounts receivable                               3,761,113     3,105,239
     Less: Allowance for doubtful accounts                53,065        61,410
                                                       ---------     ---------
     Accounts receivable - net                         3,708,048     3,043,829
                                                       =========     =========

3    INVENTORY

     Inventory is comprised of the following:
                                                      OCTOBER 31,   JANUARY 31,
                                                         1998          1998
                                                           $             $
                                                      -----------   -----------
      Raw materials                                    2,205,612     2,247,631
      Work-in-process                                    514,640       580,112
      Finished goods                                     956,106       989,705
                                                       ---------     ---------
                                                       3,676,358     3,817,448
                                                       =========     =========

4    LOANS RECEIVABLE

      Loans receivable consists of the following:
                                                      OCTOBER 31,    JANUARY 31,
                                                         1998           1998
                                                          $               $
                                                      -----------   ------------
     Loan receivable - private company (secured)          77,986      63,467
     Loan receivable - corporate shareholders
        (unsecured)                                       26,454     115,347
                                                       ---------     ---------
                                                         104,440     178,814
     Current portion                                        --        87,306
                                                       ---------     ---------
                                                         104,440      91,508
                                                       =========     =========


DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1998
(AMOUNTS EXPRESSED IN US DOLLARS)


4.   LOANS RECEIVABLE (Continued)

     These loans are non-interest bearing with no specific terms of repayment.


5.   PROPERTY, PLANT AND EQUIPMENT

                                                           OCTOBER      JANUARY
                                                              31,          31,
                                                             1998         1998
                                                              $            $
                                                           -------      -------

    Land                                                   225,225       238,733
    Building                                             1,679,843     1,732,386
    Machinery and manufacturing equipment                3,441,767     2,983,063
    Furniture and fixtures                                 341,506       322,367
    Computers                                              620,504       529,722
    Automobile                                              26,312        15,181
    Leasehold improvements                                 336,547       340,833
    Equipment under capital lease                             --          52,139
                                                         ---------     ---------
    Cost                                                 6,671,704     6,214,424
                                                         ---------     ---------
    Less accumulated depreciation and amortization:
    Building                                               213,197       174,779
    Machinery and manufacturing equipment                1,191,061     1,005,575
    Furniture and fixtures                                 239,666       234,100
    Computers                                              426,582       381,279
    Automobile                                               9,088         2,087
    Leasehold improvement                                  284,940       287,696
    Equipment under capital lease                             --          17,823
                                                         ---------     ---------
    Net                                                  4,307,170     4,111,085
                                                         =========     =========


DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1998
(AMOUNTS EXPRESSED IN US DOLLARS)


6.   GOODWILL

                                                          OCTOBER      JANUARY
                                                              31,          31,
                                                             1998         1998
                                                              $            $
                                                           -------      -------

     Cost                                                  143,320      55,660
     Less: Accumulated amortization                         41,246      11,132
                                                           -------      ------
     Net                                                   102,074      44,528
                                                           =======      ======


7.   BANK INDEBTEDNESS

     The bank loan bears interest at the banks prime lending rate plus 1/4% per annum with interest payable monthly.

     The bank indebtedness is secured by a general assignment of book debts, pledge of inventory under Section 427 of the Bank Act of Canada, general security agreements providing a first floating charge over all assets. An amount of $3,888,770 secured by all assets of the company including a first ranking security in the amount of $3,240,642 on the proceeds of all risks insurance on the property.

     The company finances its operations mainly through the use of Bankers Acceptance bearing an average lending rate of prime.


8.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                           OCTOBER      JANUARY
                                                              31,          31,
                                                             1998         1998
                                                              $            $
                                                           -------      -------
     Accounts payable and accrued expenses
     are comprised of the following:

     Trade payable                                        1,344,851    1,285,294
     Accrued expenses                                       756,480      678,986
                                                          ---------    ---------
                                                          2,101,331    1,964,280
                                                          =========    =========

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1998
(AMOUNTS EXPRESSED IN US DOLLARS)


9.   LONG-TERM DEBT

                                                           OCTOBER      JANUARY
                                                              31,          31,
                                                             1998         1998
                                                              $            $
                                                            -------      -------

     a) Balance of sale secured by land and building plus
        rent, present and future on the building, without
        interest, repayable in semi-annual repayment of
        $37,810 due April and October. Maturing October
        2000.                                                  151,230   240,451

     b) Immigration loan secured by a first ranking
        universal hypothec on the universality of the
        property, moveable and immovable, present and future
        and corporeal and incorporeal, bearing interest at
        5.21% per annum due on November 2002.                  453,691   480,901

     c) Immigration loan secured by a first ranking
        universal hypothec on the universality of the
        property, moveable and immoveable present and future
        and corporeal and incorporeal bearing interest at
        5.59% per annum due on September 2003.                 453,691      --

     d) Bank term loan bearing interest at prime plus 1% per
        annum repayable in monthly capital repayment of
        $1,453. Maturing April 2002.                            60,994    78,509

     e) Bank loan, bearing interest bank prime rate plus 1%
        repayable in monthly instalments of $4,928 and a
        last instalment of $4,933 plus interest.               182,355   240,308
        Maturing on November 2001.

     f) Loan secured by providing land and a personal
        guarantee from a director as collateral bearing
        interest at prime plus 1% repayable by monthly
        capital repayments of $1,296.                            --       52,706

     g) The loan from Societe Developpement Industriel du
        Quebec bearing interest at a rate approximately
        prime plus 1.50% which is deferred and capitalized
        for the minimum of either 12 months or when the
        accumulated interest is greater than 10% of the loan
        advance, repayable in annual payments commencing
        June 30, 1997 at a rate of 15% of the prior year's
        net income to a maximum of $32,406.                     96,732   113,983
                                                            ---------- ---------
    Balance carried forward                                  1,398,693 1,206,858
                                                            ---------- ---------


DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1998
(AMOUNTS EXPRESSED IN US DOLLARS)


9.    LONG-TERM DEBT (Continued)

                                                            OCTOBER      JANUARY
                                                              31,          31,
                                                             1998         1998
                                                              $            $
                                                           -------      -------

     Balance brought forward                               1,398,693   1,206,858

     h) Bank term loan secured by machinery and equipment
        bearing interest at prime plus 1.75% repayable in
        monthly capital repayment of $2,701. Maturing May
        2000.                                                 18,903      45,800

     i) Small business loan payable, secured by machinery     39,471      63,479
        and equipment, repayable in monthly instalments of
        $2,398 plus interest at prime plus 1.75%. Maturing
        February 2000.

     j) Small business investment loan secured by a hypothec
        on specific equipment plus a personal guarantee from
        a director of the company bearing interest at prime
        plus 1.75% repayable by monthly capital instalments
        of $1,930.                                               --      103,652


     k) Bank term loan secured by a first ranking universal
        hypothec on the universality of the property,
        moveable and immoveable, present and future and
        corporeal and incorporeal, bearing interest at 7.99%
        per annum repayable in monthly capital repayments of
        $540 plus a final repayment of $65,289 in December
        2002.                                                 91,808     102,477

     l) Loan secured by a universal hypothec on land and
        building, plus floating charge on all other assets
        bearing interest at prime plus 4% repayable by
        monthly capital repayment of $1,621.                 124,765     147,705
                                                           ---------   ---------

Balance carried forward                                    1,673,640   1,669,971
                                                           ---------   ---------


DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1998
(AMOUNTS EXPRESSED IN US DOLLARS)


9.    LONG-TERM DEBT (Continued)

                                                           OCTOBER      JANUARY
                                                              31,          31,
                                                             1998         1998
                                                              $            $
                                                           -------      -------


     Balance brought forward                               1,673,640   1,669,971

     m) Loan secured by a first and fixed mortgage charge on
        the land and building and a floating charge on all
        other assets, bearing Interest at 9 1/2% repayable
        by monthly capital repayments of $6,481.             200,920     274,801

     0) Other                                                  8,949      46,728
                                                           ---------   ---------
                                                           1,883,509   1,991,500

     Less: Current portion                                   402,949     427,116
                                                           ---------   ---------
                                                           1,480,560   1,564,384
                                                           =========   =========

     Future principal payment obligations are as follows:

                                                            OCTOBER      JANUARY
                                                              31,          31,
                                                             1998         1998
                                                              $            $
                                                           -------      -------


     1999                                                   211,989      427,116

     2000                                                   367,590      404,707

     2001                                                   323,610      356,286

     2002                                                   156,370      172,159

     2003                                                   370,259      586,577

     Subsequent to 2003                                     453,691       44,655
                                                          ---------    ---------
                                                          1,883,509    1,991,500
                                                          =========    =========


DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1998
(AMOUNTS EXPRESSED IN US DOLLARS)


10.   DUE TO DIRECTOR

     The amount due to director is unsecured, non-interest bearing and is due on April 15, 2002.


11.   OTHER LOANS PAYABLE

     These loans are non interest and are repayable approximately 90 days subsequent to having received the proceeds from the initial public offering except for an amount of $133,276 which is repayable by 12 equal consecutive monthly payments of $11,595 each beginning approximately 90 days subsequent to the proceeds received from the initial public offering. An amount of $253,696 owed to a private company is not due prior to April 15, 2002.


12.   DEFERRED REVENUE

                                                            OCTOBER      JANUARY
                                                              31,          31,
                                                             1998         1998
                                                              $            $
                                                           -------      -------

     Deferred revenue                                     676,025        597,915
     Current portion                                      114,149        127,857
                                                          -------        -------
                                                          561,876        470,058
                                                          =======        =======
   Deferred revenue will be recognized as income as follows:
                                                          OCTOBER      JANUARY
                                                              31,          31,
                                                             1998         1998
                                                              $            $
                                                           -------      -------

     1999                                                126,209         127,857
     2000                                                128,131         184,327
     2001                                                179,421         136,482
     2002                                                135,965          98,277
     2003                                                106,299          50,972
                                                         -------         -------
                                                         676,025         597,915
                                                         =======         =======

13.   DUE TO SHAREHOLDERS:

     Due to shareholders are non interest bearing and are payable approximately 90 days subsequent to the proceeds received from the initial public offering except for the principal shareholder which is payable by 12 equal consecutive monthly payments of $19,983 beginning approximately 90 days subsequent to the proceeds from the initial public offering.

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1998
(AMOUNTS EXPRESSED IN US DOLLARS)


14.  CAPITAL STOCK

     a) Authorized an unlimited number of preferred shares non-cumulative voting without any par value.

     Authorized an unlimited number of common share without any par value.

     Issued


                                                            OCTOBER      JANUARY
                                                              31,          31,
                                                             1998         1998
                                                              $            $
                                                           -------      -------
          2,750,000  Class shares                         6,277,900        --
     by Thermoplus Air Inc.
     91,242Class A common shares
     by 159653 Canada Inc.                                  --         1,934,525
          1,571,000 Class D preference shares               --               152
               25  Class A common shares                    --                18
                                                          ---------    ---------
                                                          6,277,900    1,934,695
                                                          =========    =========


     b) On October 5, 1998 the company issued 1,000,000 common shares in an initial public offering (the I.P.O.) for gross proceeds of $6,125,000 less underwriting commissions and other expenses of $1,443,533 ($866,120 net of income taxes recoverable).

        Immediately prior to the I.P.O. the company issued 1,750,000 common shares for a share for share exchange valued at $1,596,433.

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1998
(AMOUNTS EXPRESSED IN US DOLLARS)


15.  COMMITMENTS

     a) The company is committed to payments under operating leases for its premises totalling $127,740. Annual payments for the next three years are as follows:

                                                           OCTOBER      JANUARY
                                                              31,          31,
                                                             1998         1998
                                                              $            $
                                                           -------      -------

     1999                                                  21,453        85,810
     2000                                                  73,037        73,037
     2001                                                  33,250        33,250
                                                         --------      ---------
                                                          127,740       192,097
                                                         ========      =========

        The company is committed to make monthly payments of $2,528 in a sinking fund which is given as security against the immigration loan. The annual payments for the next five years are $30,336 per year.

     c) The company is committed to make monthly payments of $7,561 in a sinking fund which is given as security against the immigration loan. The annual payments for the next five years are $90,732 per year


16.   SEGMENTED INFORMATION

                                                            OCTOBER      JANUARY
                                                              31,          31,
                                                             1998         1998
                                                              $            $
                                                           -------      -------

   Breakdown of sales by geographic area is as follows:

     Canada                                             5,276,858      5,698,411
     United States of America                           9,795,573     10,672,428
                                                       ----------     ----------
                                                       15,072,431     16,370,849
                                                       ==========     ==========


DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 1998
(AMOUNTS EXPRESSED IN US DOLLARS)


17.  ACQUISITION

     On February 1, 1998 the company acquired a 49.99% interest in Refplus Inc. for $352,469 and 100% interest in Thermoplus Air Inc. for $1,448,446. The acquisition has been accounted for by the purchase method and the results of operations at Refplus Inc. and Thermoplus Air Inc. from February 1, 1998 have been included in the interim consolidated financial statements.

     The allocation of purchase price is summarized as follows:

     Current assets                                                   1,137,863
     Property , plant and equipment                                   1,814,191
     Minority interest in Refplus Inc.                                  352,469
     Goodwill                                                            90,809
     Liabilities                                                     (1,594,417)
                                                                     ----------
     Total acquisition cost                                           1,800,915
                                                                     ==========

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE MONTH PERIOD ENDED OCTOBER 31, 1998 COMPARED TO NINE MONTH PERIOD ENDED OCTOBER 31, 1997

      Revenues for the nine month period ended October 31, 1998 were $15,072,431, a 21.7% increase over prior year revenues of $12,383,259. This increase was due in part to increased sales in all our divisions and in part to a favorable foreign exchange situation with the Canadian Dollar. Gross Profit increased by $797,666 to $4,777,609 over the same period. This represents a slight decrease of 0.44%, expressed in relation to sales. Compared to the increase in sales of 21.7%, the gross profit increased by 20.0%, due to a slight increase in cost of sales.

      Selling and marketing expenses increased $104,383 in 1998. This increase reflects the costs of additional personnel and marketing expenses necessitated by sales growth. As a percentage of revenues, selling and marketing expenses decreased from 13.0% to 11.3%.

      General and administrative expenses increased by $132,072 from $768,485 to $900,917 due to sales growth. As a percentage of revenues, general and administrative expenses slightly decreased from 6.21% to 5.98%.

      Interest expenses increased by $92,796 from $119,368 to $298,932. As a percentage of revenue, an increase of 0.34%. This is due to increased use of our credit facilities to finance new equipment and the acquisition of leased facilities in one of our division in November 1997.

      Income before provision for income taxes was $1,478,773, an increase of $263,813 over the comparative period but relative to sales, remained at the same level in both years (9.81%).

      Income tax expenses as a percentage of taxable income slightly increased to 36.7% for 1998 from 35.7% for 1997. Tax expenses increased by $109,540 because of te increase in taxable income and non-deductible items.

      As a result of the above factors, the Company's net income increased from $790,956 to $935,229, an increase of 19.7%.

THREE MONTH PERIOD ENDED OCTOBER 31, 1998 COMPARED TO THREE MONTH PERIOD ENDED OCTOBER 31, 1997

      Revenues for the three month period ended October 31, 1998 were $5,169,840, a 10.1% increase over prior year revenues of $4,695,1997, due to better sales and a better foreign exchange rate. Gross profit increased by $129,320 to $1,678,698 over the same period. This represents a decrease of 0.53%, expressed in relation to sales. Compared to the increase in sales of 10.1%, the gross profit increased by 8.35% due to an increase in cost of sales.

      Selling and marketing expenses remained stable compared to the same period in 1997. As a percentage of revenues, selling and marketing expenses decreased from 12.1% to 10.9%.

      General and administrative expenses increased by $10,618 from $287,711 to $298,329. As a percentage of revenues, general and administrative expenses decreased from 6.3% to 5.8%. The percentage decrease is a result of a higher level of sales; while the dollar increase is minimal.

      Interest expenses by $43,117 from $76,251 to $119,368. As a percentage of revenue an increased of 0.69%. This is due to increased use of our credit facilities to finance new equipment and the acquisition of leased facilities in one of our division in November 1997.

      Income before provision for income taxes was $540,440, an increase of $6,744 over the comparative period. Income relative to sales income decreased from 11.4% to 10.5%.

      Income tax expenses as a percentage of taxable income increased to 39.3% for 1998 from 38.0% for 1997. Provision for tax expenses increased by $9,734 because of the increase in taxable income and non-deductible items.

      As a result of the above factors, the Company's net income decreased marginally by 0.9% from $330,867 to $327,877.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had a positive net change in cash of $1,927,518 for the nine month period ended October 31, 1998. The principal sources of cash were net income of $935,230 and proceeds from share capital in the amount of $4,684,467. These items were off set by $2,711,955 used to reduce bank indebtedness, $686,746 for the purchase of equipment and an increase in receivables of $664,219 as a result of the increase in the volume of business. This is substantially different from fiscal year 1997 where net income was $863,331, $1,978,811 was used to purchase property, plant and equipment and $1,311,838 was used to increase inventory.

PART II      OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

      The Company completed an initial public offering of its Common Stock, no par value ("Common Stock") and Common Stock Purchase Warrants ("Warrants") (the Common Stock and Warrants are collectively referred to as the "Securities") pursuant to a registration statement declared effective by the Commission on October 5, 1998, File No. 333-59285 ("Registration Statement"). Each Warrant entitles the holder, upon exercise, to purchase one share of Common Stock. On November 19, 1998, the Underwriters exercised the over-allotment option with respect to 45,000 shares and 150,000 Warrants.

      The following are the Company's expenses incurred in connection with the issuance and distribution of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-QSB.

                  EXPENSE                                     AMOUNT
                  -------                                     ------
             Underwriter's Discounts and Commission           $  641,375
             Financial Advisory Fee                           $   96,000
             Expenses Paid To or For Underwriters             $   32,000
             Other Expenses(1)                                $  711,695
             Total Expenses                                   $1,481,070

--------------
(1) Estimate (includes $192,413 non-accountable expense allowance).

      None of the foregoing expenses were paid, directly or indirectly, to any director or officer of the Company or their associates, to any person who owns 10 percent or more of any class or equity of securities of the Company, or to any affiliate of the Company.

      The net offering proceeds to the Company after deducting for the foregoing expenses were approximately $4,932,680.

      The Company did not utilize any of the net proceeds from the sale of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-QSB.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

      On December 14, 1998, the Company filed a report dated December 14, 1998 on Form 8-K, Item 2, covering the acquisition by the Company of all of the capital stock of Cascade Technologies, Inc.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DECTRON INTERNATIONALE INC.


December 15, 1998                           By:/S/ MAURO PARISSI
                                                   -----------------------------
                                                   Mauro Parissi
                                                   Chief Financial Officer/
                                                   Principal Accounting Officer