Form 10KSB
period 1999-01-31
DECTRON INTERNATIONALE INC
filed 1999-05-03
CIK 1066042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 1999

                        Commission File Number 001-14503

                           DECTRON INTERNATIONALE INC.

                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Quebec, Canada                          N/A
     --------------------------------        -------------------
       (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)         Identification No.)

            4300 Poirier Blvd.
          Montreal, Quebec, Canada                   H4R 2C5
         -------------------------                   -------
  (Address of principal executive offices)          (Zip Code)

                                 (514) 334-9609
                                 --------------
              (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                    Redeemable Common Stock Purchase Warrants
                    -----------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

The Company's sales for the year ended January 31, 1999 were $20,215,849.

As of April 29, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The Nasdaq Stock Market closing price of $2 5/16 on April 29, 1999) was $2,163,315.

As of April 29, 1999, there were 2,795,000 shares of the registrant's common stock outstanding.

PART I.

Item 1.           DESCRIPTION OF BUSINESS

ACQUISITIONS

         On November 27, the Company acquired all of the capital stock of the Circul-aire Group consisting of Cascade Technologies, Inc., 9048-3140Quebec, Inc. and its subsidiaries, P.M. Wright Ltd. (collectively referred to as "Circul-aire") for an aggregate purchase price of CDN$3,593,000 paid in cash. The transaction was negotiated on an arms-length basis with unaffiliated parties. The Company utilized a portion of the proceeds of its recent initial public offering to consummate the acquisition.

         The purchase included all of the plant and equipment utilized in Circul-aire's business which business was air, gas, dust and fume filtration, Indoor Air Quality and heat recovery. Dectron intends to utilize such plant and equipment for the same purpose.

GENERAL

         The Company is located primarily in and around Montreal, Quebec, Canada. Through its operating subsidiaries, Dectron, Refplus, Thermoplus, Klaasco and Circul-aire the Company manufactures and supplies an array of products for the dehumidification, refrigeration, air conditioning and indoor air quality ("IAQ") markets. The products manufactured and supplied include mechanical dehumidifiers and energy recovery systems through Dectron, and refrigeration and air conditioning systems through RefPlus and ThermoPlus. ThermoPlus has also recently introduced a new line of air filtration products. Circul-aire specializes in air, gas, dust and fume filtration, IAQ and heat recovery. Klaasco is responsible for producing the bulk of the Company's special steel enclosures, electrical control panels, and other steel products. However, each of the Company's manufacturing subsidiaries have the capability of doing its own sheet metal work.

         Management believes that it has structured the Company in such a way that, other than with respect to the raw materials required to make the components for its products and certain specialty products, the Company is not dependent on outside suppliers for fabricated parts for its products. The Company has invested significant resources in its manufacturing equipment and as a result the Company can manufacture the most important components for any of its fabricated products, regardless of whether the product is standard or a custom design.

 DECTRON

         Dectron, the largest of the subsidiaries, was incorporated in 1977 to develop, manufacture and market standard and custom design dehumidification equipment. After extensive research and development, Dectron introduced a line of indoor pool and commercial dehumidifiers under its DRY-O-TRON(TM) trademark. The product line has experienced tremendous success in North America and as a result has allowed the Company to become, in the opinion of management, the leader in North America's indoor pool dehumidification business. Management believes that the Company is now one of North America's leading manufacturers of dehumidification and closed looped energy recyclers.

         Dectron's standard products are now primarily manufactured by ThermoPlus. As a result, Dectron focuses its own manufacturing operations on the manufacture of its customized dehumidification systems. Management believes that the customized product market is where the Company's competitive advantage is most evident. Ordinarily, with a customized product, it is often very difficult to commit to an aggressive delivery date for the finished product. However, since the Company manufactures many of the component parts in-house, it is able to commit to an aggressive delivery schedule. The Company has taken the necessary steps to align itself with several suppliers of its raw materials so that it is not dependent on any one supplier. In addition, the Company keeps in storage a sufficient inventory of raw material to supply its immediate needs. Some of the Company's customized product customers include Celebration City, Walt Disney World in Florida and the Goodwill Games which were held in Atlanta, Georgia.

         Dectron, through its subsidiary Dectron USA, operates a sales office in the United State located in Roswell, Georgia. This office supports the efforts of Dectron's network of trained manufacturer's representatives who sell Dectron's products throughout the United States. Dectron also has sales representatives throughout Canada and overseas. The Company also invites its independent sales representatives and their technicians to be trained and certified by Dectron's own technical staff at no cost to the attendees at a training school run by the Company. Management uses the training school to both market its products and demonstrate to potential buyers, first hand, the technical excellence its employees have to offer as a service to its customers. Management believes that customer service and technical expertise are a large part of what sets the Company apart from its competitors. The Company also markets its products in trade magazines, through industry associations and by attending trade shows where it displays and demonstrates many of its products.

 REFPLUS

         RefPlus was incorporated in 1993 to manufacture high quality modular commercial and industrial refrigeration and air conditioning equipment for commercial and special applications. Its products include refrigeration systems, condensers, coils, walk-in storage coolers and freezers. In addition, RefPlus manufactures all of the heat transfer coils used by Dectron. RefPlus' primary customers are supermarkets and convenience or grocery stores. RefPlus' product line, which has recently been revamped and is now designed around hydrofluorocarbon refrigerants ("HFC"), features high quality products intended to meet the needs of a broad range of customers. See "Industry Overview."

         Since inception, RefPlus has manufactured some complex products for application in fruit storage facilities, industrial baking facilities and blast chillers for meat processing plants. Management believes that the Company's RefPlus product lines offer an excellent opportunity for future expansion. See "Expansion Plans."

         RefPlus has a small network of sales representatives in Canada, however, the majority of its sales are conducted through a network of independent wholesalers.

 THERMOPLUS

         In 1987, Keepkool Transfer de Chaleur Inc. ("Keepkool"), the former parent company of ThermoPlus, purchased the manufacturing facilities of York International in St-Jerome, Quebec. Keepkool was owned by a group of investors active in the heating, ventilation and air-conditioning ("HVAC") industry, which group included Ness Lakdawala, the Company's President and CEO, to manufacture air conditioning systems. Since inception, Thermoplus has introduced and sold a variety of' HVAC product lines through a network of Canadian wholesalers. In 1995, ThermoPlus' introduced specialized product lines in the field of dehumidification and specialized air conditioning.

         ThermoPlus' present product lines include dehumidification equipment, water source air conditioners and heat pumps, portable or mobile air conditioning equipment, industrial air handlers and air to fluid heat exchangers. These product lines are sold through a network of Canadian wholesalers and HVAC representatives. Although ThermoPlus' products are sold throughout North America, with some exports outside of North America, the majority of its revenues are derived from sales to Dectron. Management believes that ThermoPlus' product lines have growth potential, estimating that the present potential for growth in both sales and manufacturing output is roughly 3 times its present output. See "Expansion Plans."

         In keeping with the Company's strategic plan to expand into the IAQ market segment, Thermoplus has recently introduced a new, engineered line of IAQ air filtration products.

CIRCUL-AIRE

         The Company acquired Circul-aire in 1998. Circul-aire a division of P.M. Wright Limited, a Canadian company established in 1921 is considered one of the pioneers of the air treatment industry and is a worldwide recognized leader in the advanced technologies of gas-phase filtration and energy recovery.

         Circul-aire's in house laboratory and team of experienced engineers offer a systematic integrated approach in solving ever changing and difficult environmental control problems. Unique systems are designed and manufactured in Circul-aire's facilities to suit specific applications. Equipment efficiency and filter media life is optimized with Circul-aire's preventive maintenance program.

         Circul-aire's Multi-Mix media and integrated systems are used to reduce the odor and corrosion potential of commercial, institutional, sewage treatment and industrial environments. Combined with air-to-air heat exchanger options, Circul-aire's systems recapture valuable energy from various airstreams. All Circul-aire systems are engineered and manufactured to withstand the most severe industrial environments, including those containing corrosive gases.

         Circul-aire's reputation has been built on years of research and development and growing numbers of worldwide satisfied customers.

 KLAASCO

         Klaasco, which was acquired by the Company in 1989, has been manufacturing in-house a wide range of metal products for more than 20 years. Most of its product demand has been special enclosures, electrical control panels, control room consoles, shelters and busbars. Although most of Klaasco's products are manufactured for Dectron, Inc., it does manufacture some metal products for sales other than by the Company.

         Management believes that the acquisition of Klaasco was an important strategic decision and it has given the Company the quality assurance, product control and a significantly greater ability to meet aggressive delivery deadlines.

OVERVIEW OF IAQ INDUSTRY; PRODUCT APPLICATIONS

         The Company is aware of an increased public movement to encourage healthy environments in all public places and the resulting market potential for its products. For example, the hazards of second hand smoke have led to the ban of cigarette smoking in most public areas. The public's demands have also been focused on finding engineered solutions to ensure a healthy and comfortable environment in schools and in the workplace. The theme has become much wider in scope and has gained recognition as IAQ.

         The American Society of Heating, Refrigeration and Air Conditioning Engineers ("ASHRAE") is the organization that sets ventilation standards in the heating, refrigeration and air-conditioning industries for the United States and Canada. ASHRAE has revised and re-drafted virtually all of the previous ventilation standards with the objective to meet the public demand for healthier indoor environments and to eliminate potential health hazards such as the much-publicized "Sick Building Syndrome." These standards are found in Article 62-1989R "Standard for Acceptable Ventilation Rates" ("62-1989R") and have gained the acceptance and support of many important and related institutions such as the International Society for Indoor Air Quality ("ISIAQ") and other worldwide environmental associations.

         Management believes that the standards in 62-1989R will have a far-reaching effect on the fresh air requirements for all new and existing public buildings in Canada and the USA. These standards specify, among other things, that 5 to 20 cubic feet per minute (CFM) per person of fresh air should be introduced into all public places. The exact amount depends on the level of activity and the capacity of the space in question.

         As a result, a new market has been created by these new fresh air requirements. HVAC experts agree that the biggest challenge and key to avoid "Sick Building Syndrome" is to introduce fresh air and to remove humidity from said air. Moisture and humidity has been identified as one of the main causes of health hazards such as Legionnaire's Disease.

         Heightened IAQ awareness has created a niche market for new product development. The Company has developed a product line of "Make-Up Air Dehumidifiers" that management believes can solve what it perceives as the two main problems in IAQ: moisture and humidity. The Company's products are capable of bringing the required amounts of outdoor air into public areas while at the same time dehumidifying the air, thus addressing the problems of moisture and humidity.

         The Company's engineers have designed its products for the IAQ market with a reversible Water Source Heat Pump, a commonly used heating system that can be easily connected to the popular water loop systems found today in almost every building in every major North American city. Management believes that the Company's Make-Up Air Dehumidifiers represent the most economical solution to meet the new standards for healthy buildings. Management believes that its Make-Up Air Dehumidifiers have the potential to become one of the Company's most important and fastest growing product lines, along with its swimming pool dehumidifiers.

         In addition, the Company intends to aggressively market ThermoPlus' new Air Filtration & Purification product line which management believes offers a comprehensive solution to IAQ in industrial and non-industrial applications.

         The Company's goal is to aggressively expand into the IAQ market, while continuing to maintain and expand the individual markets currently served by the Company.

EXPANSION PLANS

         The Company has grown from a single product and single-market company (Dectron) into a group of companies that cover a full range of humidity control, IAQ control, energy recycling and refrigeration products and air purification, and has production potential for both custom engineered and mass-produced products. Management believes that the introduction of a complete line of products to penetrate all segments of the IAQ market will put the Company in the unique position of being one of the only fully integrated companies of its kind. Management expects that with a strong sales and marketing strategy to promote these and other subsequent products, the Company will experience a period of substantial growth, although there can be no assurance thereof. The Company plans to continuously inform its current and new targeted customers about its products through technical seminars, product exhibitions and publication of major events in industry journals.

         The Company intends to strengthen its position in the United States by establishing multiple regional sales and distribution offices. Management believes that the Company's active presence in the United States with Dectron products will allow it to closely track the performance of the Company's products in the market and will help solidify alternate distribution networks for its RefPlus product. Management also intends to aggressively pursue other international markets, starting with South America, followed by the Caribbean and Mexico.

         The present need for specialized IAQ equipment in North America represents a market, estimated by management to be in the multi-million dollar range, in which only a limited number of companies have presently taken the lead. Management believes that with the Company's team of engineering and design specialists, it can be on the leading edge as a manufacturer and supplier of specialized IAQ equipment into the next century.

BUSINESS STRATEGY

         The Company's objective is to become North America's leading supplier of dehumidification, refrigeration and other IAQ products, and to develop a strong international sales network. As the Company intensifies its marketing efforts, the Company will continue to attempt to increase its market share for its various products.

Management intends to place special emphasis in the short term on its RefPlus products in the United States to address the need for HFC refrigeration, and on ThermoPlus' Make-Up Air and Air Filtration & Purification products for the IAQ market.

SALES AND MARKETING

         The Company's current sales and marketing efforts take place at the subsidiary level, with each subsidiary taking its own approach with respect to its products.

         Dectron markets its products on several levels. Nationally, Dectron markets its products directly through trade magazines and industry associations, as well as by attending and demonstrating its products at numerous trade shows throughout North America. Regionally, Dectron markets its products through non-employee sales representatives who enjoy exclusive rights to their respective sales regions. At present, Dectron has approximately 120 regional representatives throughout North America, and expects to add more in 1998. Internationally, Dectron has sales coverage in England, Portugal, Israel, Kuwait and Taiwan. Management believes that while the international markets provide tremendous growth opportunities for the Company, it is important to first develop a strong support network.

         ThermoPlus' advertising and marketing is limited because the majority of its revenues are derived from sales made to Dectron and Refplus. ThermoPlus primarily sells its products through wholesalers in Canada, and through manufacturing representatives, one based in Canada and the other based in the United States. However, the Company recently began marketing ThermoPlus' products, including its newly introduced Air Filtration & Purification product line for the IAQ market, through Dectron's sales representatives.

         RefPlus' marketing and advertising is currently done almost exclusively through trade magazines. Most of its sales are through wholesalers and original equipment manufacturers. Generally, RefPlus does not sell directly to the end user. Its sales force currently consists of service personnel who are based at the Company's headquarters, outside sales people based in Canada and in the United States, and two sales agencies covering Canada and the United States with approximately 22 representatives. Management believes that with the phasing out of hydrochlorofluorocarbons ("HCFC") refrigeration products and the legislative push towards HFC refrigeration products (like RefPlus products), RefPlus' product line is well suited for an aggressive growth commitment.

         Circul-aire markets its products on several levels. In Canada, the Company's products are sold through a network of sales agents that cover every province and major market area. In the United States, the Company's products (air filtration and energy recuperation) are sold through a network of core representation organizations. The Company is presently looking for additional representatives to more fully cover the U.S. market.

         In Asia and Europe, Circul-aire's market is extended through agents located in each major market. Circul-aire has also opened branch offices staffed with sales, engineering and service personnel in Jakarta, Indonesia, Bangalore, India and Vancouver, Canada.

         Circul-aire advertises in industry journals, magazines, has recently launched its website where prospective customers can obtain information on its products and also actively participates in trade associations and tradeshows.


         Klaasco does not currently market a significant amount of its products to outside purchasers. The majority of Klaasco's revenues are derived from sales to Dectron.

COMPETITION

         The industries in which the Company competes are highly competitive.

The Company competes against a number of local, regional and national manufacturers in each of its business segments, many of which have been in existence longer than the Company and some of which have substantially greater financial resources than the Company. The Company competes on various basis, including price, quality and ability to meet delivery schedules. Dectron competes with, among others, DesertAire and Engineered Air, and Refplus and Thermoplus compete with, among others, Cancoil and Keeprite. Circul-aire competes with, among others, Purafil and Unisorb. The Company believes that competition from new entrants, especially in the IAQ markets will come, if at all, from large corporations which may be able to compete with the Company on the basis of price, and as a result may have a material adverse affect on the results of operations of the Company. In addition, there can be no assurance that other companies will not develop new or enhanced products that are either more effective than the Company's products, or would render its products non-competitive or obsolete.

EMPLOYEES

         As of March 31, 1999, the Company (including the Subsidiaries) employed a total of approximately 322 full-time employees, four of which are in executive positions, 35 of whom are engaged in engineering and research and development, 27 of whom are engaged in sales and related services, 34 of whom are in administration, and the remainder of which are in production. Of the Company's employees, 36 employees, all of who are at ThermoPlus, are represented by an in-house union. Certain terms of their employment are part of a collective bargaining agreement that expires in 2001. Management considers its relations with its employees to be satisfactory.


PATENTS AND TRADEMARKS

         The Company has two United States and two Canadian patents. The patents expire between 2000 and 2011. Three of the patents relate to swimming pool dehumidifiers and the other relates to the Method and Apparatus for Controlling Heat Rejection in a Refrigeration System.

         The Company has trademarked the Dectron and Dry-O-Tron names in both the United States and Canada. The trademarks come up for renewal between 2000 and 2010. The company also holds the trademark in MultiMix and MM Multi-Mix in the United States and Canada. The trademarks fall due for renewal in the year 2014. In addition the Company holds the trademark in CIRCUL-AIRE in the United States and Canada. . The trademark falls due for renewal in 1999.

Item 2   PROPERTIES

         The Company maintains its executive office at leased premises located at 4300 Poirier Blvd., Montreal, Quebec H4R 2C5. This lease expires January 31, 2000, but may be renewed for an additional five years. The Company also has seven additional manufacturing facilities, of which five are leased, two are owned. All are located in or near Montreal, Quebec. The two owned manufacturing facilities are located in St-Jerome and Boucherville, Quebec.
The facilities are in good condition and do not require any significant capital expenditure. The Company maintains property insurance on the two owned manufacturing facilities in an amount that it believes to be sufficient. Of the five leased facilities, three of the leases expire on January 31, 2000, but may be renewed for an additional five years. Of the other two leases, one expires on August 31, 1999, but may be renewed for an additional year and the other expires March 2001 but may be renewed for an additional five-year term. The Company also leases, for a monthly rent of $2,324, a 4,000 square foot sales and training facility in Roswell, Georgia. The Company's facilities have an aggregate of approximately 215,000 square feet. The Company pays an aggregate of approximately $20,470 rent per month. The Company believes that suitable additional space will be available in the future on commercially reasonable terms.

         The Company is seeking International Quality Standard ISO-9001 certification for its Dectron facility and International Quality Standard ISO-9002 certification for its Thermoplus facility. ISO 9001 and ISO 9002 require the facility to meet certain stringent requirements established in Europe but adopted throughout the world which ensure that facilities' manufacturing processes, equipment and associated quality control systems will satisfy specific customer requirements. Management believes that ISO certification will benefit the Company in the markets in which it competes. There is no assurance that ISO certification will be obtained in the near future, if at all.

Item 3   LEGAL PROCEEDINGS

         The Company is not currently a party to any legal proceedings.


PART II.

Item 1. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

    (a) The Company is traded on the NASDAQ - Small Cap Market and on the Boston Stock Exchange. The high and low bid price of the Company's common stock for each quarter of fiscal year ended January 31, 1999 are as follows:

                                                     COMMON STOCK                     WARRANTS

                                                 High            Low             High            Low

Fiscal year ended January 31, 1999:              8.25            1.50           2.093           0.437
First quarter (2/1/98 thru 4/30/98)               NA              NA              NA              NA
Second quarter (5/1/98 thru 7/31/98)              NA              NA              NA              NA
Third quarter ( 8/1/98 thru 10/31/98)            8.25           5.875           2.093           0.875
Fourth quarter ( 11/1/98 thru 1/31/99)           8.00            4.25           1.875           0.437

The Company has not paid dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any earnings to finance the growth of the Company.

PART III
Item 3.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

         The statements contained in this Filing that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. All forward looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward looking statements included in this report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statement. It is important to note that the Company's actual results could differ materially from those in such forward looking statements.

GENERAL

         The Company has been in operation since June 1977 and has grown from a single product and single market company into a group of companies that cover a full range of humidity control, IAQ control, energy recycling, air purification and refrigeration products which are marketed in worldwide. The Company secures its contracts through a network of representatives. The Company is not dependent upon any major customer for a significant portion of its revenues.

         The Company's goal is to aggressively seek a leading position in the IAQ market through lateral growth and acquisition. The Company intends to devote significant efforts to the development of equipment for the IAQ market. Management anticipates that the IAQ market will have enormous growth in the next 25 years. The Company believes that there is a need in the North American market for specialized IAQ equipment and this represents a tremendous opportunity. The Company expects a period of substantial growth, which will be supported by a strong marketing strategy to promote these and other subsequent new products.

On November 27, 1998, the Company acquired a 100% interest in the Circul-aire Group ("Circul-aire") for a cash consideration of $ 2,377,895. Circul-aire, based in Montreal, with clients throughout the world, specializes in air, gas dust and fume filtration, Indoor Air Quality (IAQ) and heat recovery. On a pro-forma basis, this transaction will result in an increase of approximately $10 million dollars in revenues, and approximately $ 625,000 in net income. Net profits will increase on a pro-forma basis to over $ 1.5 million dollars. Since the transaction has not resulted in the issuance of any additional Common stock, it is anticipated that this transaction will have a positive and immediate impact on the Company's earning per share. The acquisition of Circul-aire, having a similar corporate culture, similar operating methods, compatible customer support philosophies and lines of products, consistent with those used in the HVAC/air filtration industry, further widens the Company's base of business and provides opportunities for cross selling various products and services within the Company.

Results of Operations

FISCAL YEAR ENDED JANUARY 31, 1999 ("FISCAL 1999") COMPARED TO FISCAL ENDED YEAR JANUARY 31, 1998 ("FISCAL 1998")

         Revenues for the year ended January 31, 1999 were $ 20,215,849, a 23.5% increase over prior year revenues of $ 3,845,000. This increase was in part due to very good economic conditions in the Company's principal market, the United States of America, good economic conditions also in Canada, the Company's secondary market and a contribution of $ 1,002,775 from the Company's newly acquired division, Circul-aire.

         Gross profit increased by $ 924,483 to $ 6,517,972 over the same period. This represents a decrease of 1.93%, expressed in relation to sales. Compared to the increase in sales of 23.5%, the gross profit increased by 16.5% due to a slightly higher cost of sales.

         Selling and marketing expenses increased $ 255,862 in Fiscal 1999. This increase reflects the costs of additional personnel and marketing expenses necessitated by sales growth. As a percentage of revenues, selling and marketing expenses decreased from 13.9% to 12.5%.

         General and administrative expenses decreased by $ 84,033 from $ 1,304,014 to $1,219,981. As a percentage of revenues, general and administrative decreased from 7.9% to 6.0%. Both percentage and dollar amount decreases are a result of better control on fixed costs and expenses

         Financing expenses increased by $ 108,264 from $ 287,677 to $ 395,941. As a percentage of revenues, financing expenses increased from 1.76% to 1.96%.

         Income before income taxes was $ 1,640,391 an increase of $ 371,746 over the comparative period. Relative to sales, income before income taxes slightly increased from 7.75% in Fiscal 1998 to 8.11% in Fiscal 1999.

         Income tax expenses as a percentage of taxable income decreased from 32.0% for 1998 to 31.2% for 1999. Tax expenses increased by $ 105,896 mainly because of the increase in taxable income.

         As a result of the above factors, the Company`s net income increased from $ 863,331 to $ 1,129,181, an increase of 30.8%.

FISCAL YEAR ENDED JANUARY 31, 1998 ("FISCAL 1998") COMPARED TO FISCAL YEAR ENDED JANUARY 31, 1997 ("FISCAL 1997")

         Revenues for the year ended January 31, 1998 were $ 16,370,849, a 28.8% increase over prior year revenues of $ 12,712,413. This increase was in part due to expansion of our manufacturing facilities and increased production planning and scheduling.

         Gross profit increased by $1,359,361 to $ 5,593,489 over the same period. This represents an increase of. 0.86%, expressed in relation to sales. Compared to the increase in sales of 28.8%, the gross profit increased by 32.1% due to a reduction in cost of sales.

         Selling and marketing expenses increased $ 939,210 in Fiscal 1998. Approximately $486,100 of this increase is a result of a change in the Company's invoicing policy. To insure timely collection of receivables, the end user is now invoiced and commissions are paid to the Company's representatives. The remaining increase of $ 453,110 for this period reflects the costs of additional personnel and marketing expenses necessitated by sales growth. As a percentage of revenues, selling and marketing expenses increased from 10.5% to 13.9%.

         General and administrative expenses increased by $ 48,442 from $ 1,287,971 to $1,304,014. As a percentage of revenues, general and administrative decreased from 10.1% to 7.9%. The percentage decrease is a result of fixed costs and expenses; while the dollar increase is a result of annual salary increases.

         Interest expenses decreased by $ 46,816 from $ 334,493 to $ 287,677. As a percentage of revenue a diminution of 0.87%. This change reflects the Company's decision to refinance operating and terms loans, and negotiate a substantially improved banking facility with the National Bank of Canada in the second half of Fiscal 1998

         Income before income taxes was $ 1,268,645; an increase of $ 279,080 over the comparative period but relative to sales, remained at the same level in both years (7.8%).

         Income tax expenses as a percentage of taxable income increased to 32.0% for Fiscal 1998 from 22.6% for Fiscal 1997. Tax expenses increased by $ 181,617 because of the increase in taxable income and non-deductible items.

         As a result of the above factors, the Company`s net income increased from $ 696,778 to $ 863,331, an increase of 23.9%.


LIQUIDITY AND CAPITAL RESOURCES

         In Fiscal 1999, the Company generated a negative cash flow from operating activities of $ 623,641 due mainly to higher accounts receivable, and the implementation of a stocking program, following consolidation of the Company's acquisition of Circul-aire. In Fiscal 1998, the Company generated a positive cash flow from operating activities of $ 65,181.

         The principal source of cash was an increase in accounts payable of $ 2,133,797, net income of $ 1,129,181, and non-cash items in the amount of $ 733,744. Accounts payable increased because of the increased volume in business. Net income increased principally because of increased revenues. Non-cash items increased due to investment in capital assets. The principal uses of cash were an increase in accounts receivable of $ 2,955,035 and increase in inventory of $ 1,320,706. Increases in accounts payable, accounts receivable, inventory and non-cash items are also affected by the consolidation of the Company's new acquisition, Circul-aire. Cash flow from investing activities was reduced by $ 3,871,176 mainly as a result of the purchase of the Company's new division, Circul-aire for $ 2,377,895 and acquisition of new machinery and equipment. Financing activities provided net cash flow in the amount of $ 4,830,904. The principal sources of cash flow from financing came from the net proceeds of the Company's initial public offering in the amount of $ 4,932,834 and the issuance of notes payable in the amount of $ 533,199. The principal uses of cash flow from financing were repayment of bank loan payable in the amount of $ 296,325 and minority interest in the amount of $ 352,469. Net cash flow generated after all activities was $ 361,547.

FISCAL 1999

         In fiscal 1999, the Company renewed a secured credit arrangement with National Bank of Canada. This new facility included an aggregated credit line of Cdn $ 7,000,000 of which Cdn $3,500,000 can be financed through bankers acceptance. The amount available to the Company is equal to 75% of "eligible accounts receivable" as defined in the Line of Credit Agreement, plus 50% of the inventory values, net of work in process, up to a maximum advance against inventory of approximately $ 2,700,000. The Company's borrowings under the Line of credit bears interest at Canadian prime plus .25%, which on January 31, 1999 amounted to 6.75%. Interest on any borrowings is payable monthly. The Company is in full compliance with all of the banking covenants (including financial covenants and ratios) and is required to report to its bankers on a monthly basis. The Company finances its operations mainly through the use of Bankers Acceptance bearing an average lending rate of prime. All borrowings are collateralized by the assets of the Company.

         In November 1998, the Company also secured a 5 year financing in the amount of Cdn $700,000 through the Immigrant Investors Program at an annual rate of 5.59%. The Immigrant Investors Program is a program in Canada through which persons seeking Canadian Citizenship pool monies for investment in companies that meet established criteria. Interest is paid monthly and the Company is committed to make monthly payments of Cdn $11,666 in a sinking fund which is given as security against the immigrant loan. The sinking fund proceeds will be applied to the outstanding balance, which is due in September 2003. The Company intends to re-negotiate a new loan to replace the immigrant loan prior to the immigrant loan's repayment date.

         Through the acquisition of Circul-aire, the Company also acquired existing credit facilities with Royal Bank of Canada consisting of a line of credit in the amount of Cdn $3,000,000. The amount available to the Company is equal to 75% of "eligible accounts receivable" as defined in the Line of Credit Agreement, plus 50% of the inventory values, net of work in process, up to a maximum advance against inventory of approximately $ 1,000,000. The Company's borrowings under the Line of credit bears interest at an average of Canadian prime plus .5%, which at January 31, 1999 amounted to 6.75%. Interest on any borrowings is payable monthly. The Company is in full compliance with all of the banking covenants (including financial covenants and ratios) and is required to report to its bankers on a monthly basis. All borrowings are collateralized by the assets of the Company.

FISCAL 1998

         In November 1997, the Company renewed a secured credit arrangement with National Bank of Canada. This new facility included an aggregated credit line of Cdn $ 5,400,000 of which Cdn $ 2,700,000 can be financed through bankers acceptance. The amount available to the Company is equal to 75% of "eligible accounts receivable" as defined in the Line of Credit Agreement, plus 50% of the inventory values, net of work in process, up to a maximum advance against inventory of approximately $ 1,750,000. The Company's borrowings under the Line of credit bears interest at Canadian prime plus 1/2% (1% for Thermoplus Air) which at January 31, 1998 amounted to 6.0%. Interest on any borrowings is payable monthly. The Company is in full compliance with all of the banking covenants (included financial covenants and ratios) and is required to report to its bankers on a monthly basis. The Company finances its operations mainly through the use of Bankers Acceptance bearing an average lending rate of prime. All borrowings are collateralized by the assets of the Company

         In November 1997, the Company acquired one of it's leased manufacturing facilities, financed as follows:

1) The Company secured a 5 year financing in the amount of Cdn $700,000 through the Immigrant Investors Program at a rate of 5.21%. The Immigrant Investors Program is a program in Canada through which persons seeking Canadian Citizenship pool monies for investment in companies that meet established criteria. Interest is paid monthly and the Company is committed to make monthly payments of Cdn $ 3,900 in a sinking fund which is given as security against the immigrant loan. Said capital repayment will be applied to the outstanding balance, which is due in November 2002. The Company's intention is to re-negotiate a new investor loan at that point in time.

2) The Company negotiated a balance of sale in the amount of Cdn $ 350,000 payable semi-annually (Cdn $ 58,888 per payment) without interest due October 2000.

3) The Company also secured an additional amount of Cdn $ 150,000 from National Bank of Canada at a fixed rate of 7.99% maturing in December 2002.


         In November 1997, the Company also re-negotiated, at more favorable conditions, a loan originally obtained through a " Company Assistance Program". The Company obtained a term loan in the amount of Cdn $ 121,000 bearing interest at prime plus 1% maturing in April 2002.

         In November 1997, the Company also re-negotiated a "Small Business Loan" and a bank term loan with a new term loan in the amount of Cdn $ 365,000 bearing average interest bank prime rate plus 1% per annum maturing in April 2002.

         In Fiscal 1998, the principal source of cash were from net income of $ 863,331, and from non-cash items in the amount of $ 461,100. Non-cash items increased slightly due to investments in capital assets. The principal use of cash was the increase in inventory of $ 1,311,838 and the increase in accounts receivable of $ 385,013. Accounts receivable and inventory increased because of the increase in the volume of business. Cash flow from investing activities was reduced by $ 1,745,383 as a result of the purchase of a production facilities and equipment in the amount of $1,978,811. Financing activities provided cash flow in the amount of $ 1,562,022. The principal sources of cash flow from financing come from advances from bank indebtedness in the amount of $ 1,504,150 and advances from long term debt in the amount of $ 453,346. The principal use of cash flow from investing is repayment of loan payable in the amount of $ 320,320. Net cash flow generated after all activities was negative in the amount of $ 23,846.


YEAR 2000

         Many computer systems used today may be unable to interpret data correctly after December 31, 1999, because they allow only two digits to indicate the year in a date. The Company has been engaged in assessing this Year 2000 issue as it relates to its business. This project, along with developing and implementing solutions to the Year 2000 issue is continuing. Management currently anticipates that the project, which is substantially completed, should be completed and fully tested by the end of June 1999 and will not have a material impact on the Company's financial result or position.

FOREIGN EXCHANGE

         The Company is a Canadian company with U.S. sales amounting to approximately 50% of it's total sales while the majority of the Company's expenses are incurred in Canadian dollars. Due to the relatively high proportion of sales in U.S. dollars, the Company's results could be adversely affected by upward variations in the value of the Canadian dollar. As of January 31, 1999, the Company did not have a formal foreign exchange policy in effect.

Item 4. CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None


Item 10. FINANCIAL STATEMENTS

    The Financial Statements are included with this report commencing on page
F-1.

PART IV.

Item 1. DIRECTOR, EXECUTIVE OFICERS, PROMOTERS AND CONTROL PERSONS

    The Company intends to file with the Securities and Exchange Commission within 120 days of the end of the fiscal year covered by this report an information statement (the "Information Statement"), pursuant to Regulation 14C pertaining to the Annual Meeting of Stockholders to be held in June, 1998. Information regarding directors and executive officers of the Company will appear under the caption "Election of Directors" in the Information Statement and is incorporated herein by reference.

Item 2. EXECUTIVE COMPENSATION

 Information regarding executive compensation will appear under the caption "Executive Compensation" in the Information Statement and is incorporated herein by reference.

Item 3. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Information regarding ownership of certain beneficial owners and management will appear under the caption "Ownership of Securities" in the Information Statement and is incorporated herein by reference.

Item 4. CERTAIN TRANSACTIONS

Information regarding Certain Transaction will appear under the caption "Certain Transaction" in the Information Statement and is incorporated herein by reference.

Item 5. SECTION 16(a) REPORTING

All executive officers and directors of the Company timely filed the reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended during the fiscal year.

PART VI

Item 1. EXHIBITS LIST



***   3.1 Bylaws of Registrant

**    3.2 Articles of Incorporation

**    4.1 Form of Underwriters' Warrant

**    4.2 Form of Public Warrant Agreement

**    4.3 Specimen Common Stock Certificate

**    4.4 Specimen Warrant Certificate

*     10.1 Form of Financial Consulting Agreement

****  10.2 1998 Stock Option Plan

*** 10.3 Lease of Company's Executive offices, 4300 Poirier Blvd., Montreal Quebec H4R-2C5

**    10.4 Form of Employment Agreement with Ness Lakdawala

**    10.5 Form of Shareholder's Restructuring Agreement

***** 10.6 Share Purchase Agreement dated November 14, 1998 by and between
      Dectron Internationale, Inc., Investissements Novacap Inc., 9048-3140 Quebec Inc., Harry Topikian, Nick Agopian and Brian Monk.

***** 10.7 Closing Agreement dated November 27, 1998 by and between Dectron
      Internationale Inc., Investissements Novacap Inc., 9048-3140 Quebec Inc., Harry Topikian, Nick Agopian and Brian Monk.}

*     21.1  List of Subsidiaries



* Incorporated by reference from registrant's Registration Statement on Form SB-2, filed on July 17,1998.

** Incorporated by reference from registrant's Registration Statement on Form SB-2, Amendment No.1, filed on August 26,1998.

*** Incorporated by reference from registrant's Registration Statement on Form SB-2, Amendment No.2, filed on September 14,1998.

**** Incorporated by reference from registrant's Registration Statement on Form SB-2, Amendment No.3, filed on September 25,1998.

***** Incorporated by reference from registrant's Current Report on Form 8-K , filed on December 14,1998.

Part VII
Item 1. RECENT SALE OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

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

      The Company utilized the net proceeds from the sale of the Securities in the offering for the acquisition of Circul-aire ($2,377,895) and the balance for repayment of debt and working capital.

                    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    DECTRON INTERNATIONALE  INC.

April 30, 1999

                    By: /s/ NESS LAKDAWALA
                    ----------------------
                    Ness Lakdawala
                    Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Name                                 Position                           Date
----                                 --------                           ----

/s/ NESS LAKDAWALA                   Chairman, Chief Executive          April 30, 1999
-----------------------------        Officer
    Ness Lakdawala


                                     Executive Vice President           April 30, 1999
 ----------------------------        and Director
    Reinhold Kittler


/s/ ROSHAN KATRAK                    Vice President of Human            April 30, 1999
 ----------------------------        Relations and Director
    Roshan Katrak


/s/ MAURO PARISSI                    Chief Financial Officer,            April 30, 1999
 ----------------------------        Secretary and Director
    Mauro Parissi


                                     Director                           April 30, 1999
 ----------------------------
    Guy Houle


/s/ LEENA LAKDAWALA                  Executive Vice President           April 30, 1999
 ----------------------------        and Director
    Leena Lakdawala

                                     Director                           April 30, 1999
 ----------------------------
    Richard Ness

                           DECTRON INTERNATIONALE INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT JANUARY 31, 1999


                                       F1

                           DECTRON INTERNATIONALE INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT JANUARY 31, 1999



                                TABLE OF CONTENTS

Report of Independent Auditors                                            1

Consolidated Balance Sheet                                            2 - 3

Consolidated Statement of Income                                          4

Consolidated Statement of Cash Flows                                  5 - 7

Consolidated Statement of Stockholders' Equity                            8

Notes to Consolidated Financial Statements                           9 - 24

[LETTERHEAD OMITTED]




                         REPORT OF INDEPENDENT AUDITORS


To the Stockholders of
Dectron Internationale Inc.


We have audited the consolidated balance sheet of Dectron Internationale Inc. as at January 31, 1999 and the statements of income, cash flows and changes in stockholders' equity for the year then ended. These consolidated financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly , in all material respects, the consolidated financial position of Dectron Internationale Inc. as at January 31, 1999 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.







Montreal, Quebec
April 7, 1999                                              Chartered Accountants

DECTRON INTERNATIONALE INC.
CONSOLIDATED BALANCE SHEET
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


                                                                                          January              January
                                                                                           31,                  31,
                                                                                           1999                1998
                                                                                          ----------           ---------
                                                                                            $                   $

     ASSETS

          Cash                                                                               389,702              28,155
          Accounts receivable (note 2)                                                     5,998,864           3,043,829
          Inventory (note 3)                                                               5,138,154           3,817,448
          Current portion of loans receivable (note 4)                                        43,018              87,306
          Prepaid expenses and sundry asset                                                  629,260             292,931
                                                                                          ----------           ---------

                                                                                          12,198,998           7,269,669

          Sinking funds (note 5)                                                              74,075               8,038
          Loans receivable (note 4)                                                           63,627              91,508
          Property, plant and equipment (note 6)                                           5,406,295           4,111,085
          Goodwill (note 7)                                                                1,888,400              44,528
                                                                                          ----------           ---------

                                                                                          19,631,395          11,524,828
                                                                                          ----------           ---------
                                                                                          ----------           ---------






APPROVED ON BEHALF OF THE BOARD

                       Director

                       Director

DECTRON INTERNATIONALE INC.
CONSOLIDATED BALANCE SHEET
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


                                                                                         January 31,         January 31,
                                                                                           1999                1998
                                                                                          ----------          ----------
                                                                                            $                   $

     LIABILITIES

          Bank loans (note 8)                                                              2,831,015           3,127,340
          Accounts payable and accrued expenses
             (note 9)                                                                      4,098,077           1,964,280
          Income taxes payable                                                                 7,896             200,502
          Current portion of long-term debt (note 10)                                        440,523             427,116
          Notes payable (note 11)                                                            533,199                   -
          Other loan payable                                                                  64,553                   -
          Current portion of deferred revenue (note 14)                                      161,226             127,857
                                                                                          ----------          ----------
                                                                                           8,136,489           5,847,095

          Long-term debt (note 10)                                                         1,605,947           1,564,384
          Due to director (note 12)                                                           51,639              67,345
          Loan payable (note 13)                                                             259,052             355,336
          Deferred revenue (note 14)                                                         605,345             470,058
          Deferred income taxes                                                              426,300             410,643
                                                                                          ----------          ----------

                                                                                          11,084,772           8,714,861
                                                                                          ----------          ----------

          Minority interest in equity consolidated entity                                          -             352,469
                                                                                          ----------          ----------

     STOCKHOLDERS' EQUITY

          Capital stock (note 15)                                                          6,867,529           1,934,695
          Retained earnings                                                                1,746,761             617,580
          Cumulative translation adjustments                                                 (67,667)            (94,777)
                                                                                          ----------          ----------

          Total stockholders' equity                                                       8,546,623           2,457,498
                                                                                          ----------          ----------

          Total liabilities and stockholders' equity                                      19,631,395          11,524,828
                                                                                          ----------          ----------
                                                                                          ----------          ----------




The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
CONSOLIDATED STATEMENT OF INCOME
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


                                                                         Year                Year                Year
                                                                         Ended               Ended               Ended
                                                                        January             January             January
                                                                          31,                  31,                 31,
                                                                          1999                1998                1997
                                                                       ---------           ---------           ---------
                                                                        $                   $                   $

     Net sales                                                        20,215,849          16,370,849          12,712,413

     Cost of sales                                                    13,697,877          10,777,360           8,478,285
                                                                       ---------           ---------           ---------

      Gross profit                                                     6,517,972           5,593,489           4,234,128
                                                                       ---------           ---------           ---------

     Operating expenses

          Selling                                                      2,527,915           2,272,053           1,332,843
          General and administrative                                   1,219,981           1,304,014           1,287,971
          Depreciation and amortization                                  733,744             461,100             289,256
          Interest expense                                               395,941             287,677             334,493
                                                                       ---------           ---------           ---------

                                                                       4,877,581           4,324,844           3,244,563
                                                                       ---------           ---------           ---------

     Income before income taxes and minority
          interest                                                     1,640,391           1,268,645             989,565

          Income taxes (note 16)                                         511,210             405,314             223,697
                                                                       ---------           ---------           ---------

     Income before minority interest                                   1,129,181             863,331             765,868

     Minority interest in earnings of consolidated
             entity                                                            -                   -              69,090
                                                                       ---------           ---------           ---------

     Net income                                                        1,129,181             863,331             696,778
                                                                       ---------           ---------           ---------
                                                                       ---------           ---------           ---------

     Net income per weighted
          average common stock                                              0.40                0.49                0.40
                                                                       ---------           ---------           ---------
                                                                       ---------           ---------           ---------

     Weighted average number of common stock
          outstanding                                                  2,795,000           1,750,000           1,750,000
                                                                       ---------           ---------           ---------
                                                                       ---------           ---------           ---------



            The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


                                                                         Year                Year                Year
                                                                         Ended               Ended               Ended
                                                                        January             January             January
                                                                          31,                 31,                 31,
                                                                         1999                1998                1997
                                                                      ----------          ----------            --------
                                                                        $                   $                   $


     Cash flows from operating activities:
          Net income                                                   1,129,181             863,331             696,778

     Adjustments to reconcile net income to net
      operating activities:
          Depreciation and amortization                                  733,744             461,100             289,256
          Loss on disposal of property, plant and
             equipment                                                         -                   -               6,000
          Minority interest                                                    -                   -              69,090
          Increase in accounts receivable                             (2,955,035)           (385,013)           (527,956)
          Increase in inventory                                       (1,320,706)         (1,311,838)           (895,202)
          Increase in prepaid expenses and sundry
             assets                                                     (336,329)           (116,901)            (69,866)
          Increase in accounts payable and accrued
             expenses                                                  2,133,797             309,169              12,074
          Increase (decrease) in income taxes
             payable                                                    (192,606)            299,641             171,087
          Increase (decrease) in deferred income
             taxes                                                        15,657            (164,587)              8,640
          Increase in deferred revenue                                   168,656             110,279              91,749
                                                                      ----------          ----------            --------

     Net cash (used in) provided by operating
          activities                                                    (623,641)             65,181            (148,350)
                                                                      ----------          ----------            --------

DECTRON INTERNATIONALE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


                                                                          Year               Year                   Year
                                                                         Ended              Ended                  Ended
                                                                        January            January                January
                                                                          31,                 31,                   31,
                                                                         1999                1998                  1997
                                                                       ---------           ---------             -------
                                                                        $                   $                   $


     Cash flows from investing activities:
          Purchase of property, plant and equipment                   (1,939,538)         (1,978,811)           (556,323)
          Proceeds from disposal of property, plant
             and equipment                                                     -             233,428               7,467
          Acquisition of Goodwill                                     (1,931,638)                  -             (60,147)
                                                                       ---------           ---------             -------

     Net cash used in investing activities                            (3,871,176)         (1,745,383)           (609,003)
                                                                       ---------           ---------             -------

     Cash flows from financing activities:
          Acquisition of minority interest in equity
             consolidated entity                                        (352,469)                  -             311,796
          Sinking funds                                                  (66,037)             (8,038)                  -
          Grant receivable                                                     -              25,019             (25,019)
          Advances to directors                                          (15,706)            (29,996)            118,732
          (Advances to) repayments from
             corporate shareholders                                       72,169            (110,089)                  -
          Repayments from loan receivable                                      -              47,950                   -
          Notes payable                                                  533,199                   -                   -
          Other loan payable                                              64,553                   -                   -
          Advances from long-term debt                                    54,970             453,346             (30,606)
          Advances from (repayment of)
             loan payable                                                (96,284)           (320,320)            626,406
          Advances (repayments) of bank
             loans                                                      (296,325)          1,504,150             294,224
          Issuance of common shares                                    4,932,834                   -            (509,115)
                                                                       ---------           ---------             -------

     Net cash provided by financing activities                         4,830,904           1,562,022             786,418
                                                                       ---------           ---------             -------

     Effect of foreign currency exchange rate
          changes                                                         25,460              94,334             (42,063)
                                                                       ---------           ---------             -------

DECTRON INTERNATIONALE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


                                                                           Year                Year                Year
                                                                          Ended               Ended               Ended
                                                                         January             January             January
                                                                            31,                 31,                 31,
                                                                           1999                1998                1997
                                                                         -------             -------             -------
                                                                            $                   $                   $


     Net increase (decrease) in cash and cash
          equivalents                                                    361,547             (23,846)            (12,998)

          Beginning of year                                               28,155              52,001              64,999
                                                                         -------             -------             -------

          End of year                                                    389,702              28,155              52,001
                                                                         -------             -------             -------
                                                                         -------             -------             -------

     Supplemental disclosure of cash
          flow information

          Interest                                                       450,324             317,784             279,004
                                                                         -------             -------             -------
                                                                         -------             -------             -------

          Income taxes                                                   398,091             358,315             116,460
                                                                         -------             -------             -------
                                                                         -------             -------             -------

DECTRON INTERNATIONALE INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
AS AT JANUARY 31, 1999



                                                         Common Stock
                                                  ------------------------------         Cumulative
                                                                                          Retained          Translation
                                                   Number              Amount             Earnings         Adjustments
                                                  --------
                                                                        $                   $                   $

     Balance (deficit) January 31, 1995              91,292            1,934,713          (1,159,229)            45,108
     Foreign currency translation                         -                    -                   -                 25
     Net income for the year                              -                    -             726,397                  -
                                                  ---------            ---------           ---------            -------

     Balance January 31, 1996                        91,292            1,934,713            (432,832)            45,133

     Foreign currency translation                         -                    -                   -             28,589
     Net income for the year                              -                    -             696,778                  -
     Redemption of shares over
          stated capital                                (25)                 (18)           (509,697)                 -
                                                  ---------            ---------           ---------            -------

     Balance January 31, 1997                        91,267            1,934,695            (245,751)            73,722
     Foreign currency translation                         -                    -                   -           (168,499)
     Net income for the year                              -                    -             863,331                  -
                                                  ---------            ---------           ---------            -------

     Balance January 31, 1998                        91,267            1,934,695             617,580            (94,777)

     Redemption of shares                           (91,267)          (1,934,695)                  -                  -
     Issuance of common shares                    2,795,000            8,421,450                   -                  -
     Cost of issuance                                     -           (1,553,921)                  -                  -
     Foreign currency translation                         -                    -                   -             27,110
     Net income for the year                              -                    -           1,129,181                  -
                                                  ---------            ---------           ---------            -------

     Balance January 31, 1999                     2,795,000            6,867,529           1,746,761            (67,667)
                                                  ---------            ---------           ---------            -------
                                                  ---------            ---------           ---------            -------

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999




1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a)     Basis of Consolidated Financial Statements Presentation

             These consolidated financial statements include the accounts of Dectron Internationale Inc., Dectron Inc. Consolidated and Circul-aire Group.

             Dectron Inc. Consolidated is comprised of Dectron Inc.'s accounts and of its wholly-owned subsidiaries, Refplus Inc., Thermoplus Air Inc., Fiber Mobile Ltd. and Dectron U.S.A. Inc.

             Circul-aire Group is comprised of 9048-3140 Quebec Inc. and Cascades Technologies Inc.'s accounts and of its wholly-owned subsidiaries, PM Wright Ltd., Purafil Canada Inc. and 122248 Canada Inc.

             All material inter-company accounts transactions have been eliminated.

      b)     Principal Activities

             The registrant Dectron Internationale Inc., was incorporated on March 30, 1998. These companies are principally engaged in the production of dehumidification, refrigeration, indoor air quality
             (IAQ), ventilation, air conditioning and air purification systems in Canada and its distribution worldwide. The activities of Dectron Internationale Inc., Cascades Technologies Inc., 9048-3140 Quebec Inc. are immaterial in the aggregate, as their only activity is to hold the investments in the operating companies.

      c)     Cash and Cash Equivalents

             Cash and cash equivalents include cash on hand, amounts due from banks and any other highly liquid investments purchased with a maturity of three months or less. The carrying amounts approximates fair value because of the short maturity of these instruments.

      d)     Other Financial Instruments

             The carrying amount of the company's accounts receivables and payables approximates fair value because of the short maturity of these instruments.

      e)     Inventory

             Inventory is valued at the lower of cost and net realizable value. Cost is determined on the first-in, first-out basis.

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999




1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      f)     Property, Plant and Equipment

             Property, plant and equipment are recorded at cost and are amortized on the basis of their estimated useful lives at the undernoted rates and methods:

             Building                                     4 or 5%         Straight line
             Machinery and manufacturing equipment        10%             Straight line or 20% declining balance
             Furniture and fixtures                       15 or 20%       Straight  line  or 20%  declining balance
             Computers                                    15 or 30%       Straight line 0r 30% declining balance
             Rolling stock                                30%             Straight line or 30% declining balance
             Leasehold improvements                                       Straight line over term of the lease
             Equipment under capital lease                20 or 30%       Declining balance

             Depreciation for assets acquired during the year are recorded at one half of the indicated rates.

      g)     Goodwill

             Goodwill is the excess of cost over the value of net assets acquired. It is amortized on the straight line basis over ten years.

      h)     Income Taxes

             The company accounts for income taxes under the provisions of statement of financial accounting standards No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statements basis of assets and liabilities.

      i)     Deferred Revenue

             The company has sold extended warranty contracts covering a period of four years beyond the one year basic guarantee. The deferred revenue is recognized as income over the four year period on a straight line basis commencing one year from the sale of the contracts.

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999





1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      j)     Net Income Per Weighted Average Common Stock

             Net income per common stock is computed by dividing net income for the year by the weighted average number of common stock outstanding during the year.

      k)     Use of Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that effect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      l)     Government Assistance and Investment Tax Credits

             Government assistance and investment tax credits are recorded on the accrual basis and are accounted for as a reduction of related current or capital expenditures.



2.    ACCOUNTS RECEIVABLE


                                                              January             January
                                                                31,                 31,
                                                               1999                1998
                                                             ---------           ---------
                                                                  $                   $

     Accounts receivable                                     6,073,650           3,105,239
     Less: Allowance for doubtful accounts                      74,786              61,410
                                                             ---------           ---------

     Accounts receivable - net                               5,998,864           3,043,829
                                                             ---------           ---------
                                                             ---------           ---------

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999




3.    INVENTORY

      Inventory is comprised of the following:


                                       January             January
                                         31,                 31,
                                        1999                1998
                                      ---------           ---------
                                       $                   $

     Raw materials                    3,182,498           2,247,631
     Work-in-process                    856,308             580,112
     Finished goods                   1,099,348             989,705
                                      ---------           ---------


                                      5,138,154           3,817,448
                                      ---------           ---------
                                      ---------           ---------




4.    LOANS RECEIVABLE

      The loans receivable consist of the following:


                                                                    January             January
                                                                      31,                 31,
                                                                     1999                1998
                                                                    -------             -------
                                                                       $                   $

     Loan receivable - private company (secured)                     61,138              63,467
     Loan receivable - corporate shareholder
          (unsecured)                                                45,507             115,347
                                                                    -------             -------

                                                                    106,645             178,814
     Current portion                                                 43,018              87,306
                                                                    -------             -------

                                                                     63,627              91,508
                                                                    -------             -------
                                                                    -------             -------


These loans are non-interest bearing with no specific terms of repayment except for the current portion which is expected to be repaid prior to January 31, 2000, and the balance is not expected to be received prior to February 1, 2000.

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999




5.    SINKING FUNDS

      The sinking funds are restricted in use since all amounts paid into them must be used to repay the immigration loans (see note 10-b and c).


6.    PROPERTY, PLANT AND EQUIPMENT


                                                                                           January              January
                                                                                             31,                   31,
                                                                                            1999                  1998
                                                                                           ---------           ---------
                                                                                            $                   $

     Land                                                                                    229,980             238,733
     Building                                                                              1,977,700           1,732,386
     Machinery and manufacturing equipment                                                 4,788,949           2,983,063
     Furniture and fixtures                                                                  513,720             322,367
     Computers                                                                             1,175,318             529,722
     Rolling stock                                                                            91,831              15,181
     Leasehold improvements                                                                  424,463             340,833
     Equipment under capital lease                                                           520,779              52,139
                                                                                           ---------           ---------

     Cost                                                                                  9,722,740           6,214,424
                                                                                           ---------           ---------

     Less accumulated depreciation and amortization:

     Building                                                                                244,168             174,779
     Machinery and manufacturing equipment                                                 2,309,951           1,005,575
     Furniture and fixtures                                                                  390,403             234,100
     Computers                                                                               854,833             381,279
     Rolling stock                                                                            24,760               2,087
     Leasehold improvements                                                                  320,582             287,696
     Equipment under capital lease                                                           171,748              17,823
                                                                                           ---------           ---------

                                                                                           4,316,445           2,103,339
                                                                                           ---------           ---------

     Net                                                                                   5,406,295           4,111,085
                                                                                           ---------           ---------
                                                                                           ---------           ---------

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999





7.    GOODWILL


                                                   January              January
                                                     31,                   31,
                                                    1999                  1998
                                                  ---------             -------
                                                      $                     $

     Cost                                         1,987,298              55,660
     Less: Accumulated amortization                  98,898              11,132
                                                  ---------              ------


     Net                                          1,888,400              44,528
                                                  ---------              ------
                                                  ---------              ------




8.    BANK LOANS

      The bank loans bear interest at the prime lending rate plus 0.25% to 0.5% per annum with interest payable monthly.

      As security, the company has provided a moveable hypothec on accounts receivable, inventories and commercial equipment, a $3,970,880 hypothec on all assets of the company, including a first ranking hypothec in the amount of $3,970,880 on the proceeds of all risks insurance on the property and a solidary guarantee in the amount of $3,309,067.

      The company finances its operations mainly through the use of Bankers Acceptance bearing an average lending rate of less than prime.

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999




9.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES


                                                                                            January             January
                                                                                              31,                 31,
                                                                                             1999                1998
                                                                                           ---------           ---------
                                                                                            $                   $

     Accounts payable and accrued expenses are comprised of the following:


         Trade payables                                                                    2,723,858           1,285,294
         Accrued expenses                                                                  1,374,219             678,986
                                                                                           ---------           ---------

                                                                                           4,098,077           1,964,280
                                                                                           ---------           ---------
                                                                                           ---------           ---------


10.   LONG-TERM DEBT


                                                                                           January               January
                                                                                              31,                  31,
                                                                                             1999                 1998
                                                                                           ---------             -------
                                                                                            $                   $

     a)    Balance of sale secured by land and building  plus rent,  present and future on the building, without interest, repayable in semi-annual repayments of $38,606 due April and October, maturing October 2000.
                                                                                             154,423             240,451

     b)    Immigration loan secured by a first ranking universal hypothec on the universality of the property, moveable and immovable, present and future and corporeal and incorporeal, bearing interest at 5.21% per annum due on November 2002.
                                                                                             463,269             480,901

     c)    Immigration loan secured by a first ranking universal hypothec on the universality of the property, moveable and immoveable, present and future, corporeal and incorporeal, bearing interest at 5.59% per annum, due on September 2003.
                                                                                             463,269                   -

     d)    Bank loan, bearing interest at prime plus 1% per annum repayable in
           monthly capital repayments of $1,483, maturing April 2002.                         57,833              78,509
                                                                                           ---------             -------

           Balance carried forward                                                         1,138,794             799,861
                                                                                           ---------             -------

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999




10.   LONG-TERM DEBT (Continued)


                                                                                            January              January
                                                                                              31,                   31,
                                                                                             1999                  1998
                                                                                           ---------             --------
                                                                                              $                     $

           Balance brought forward                                                         1,138,794             799,861

     e)    Bank loan, bearing interest at prime rate plus 1% per annum repayable in monthly capital repayments of $5,032 and a final
           repayment of $5,038 plus interest, maturing November 2001.                        171,107             240,308

     f)    Loan secured by providing land and a personal guarantee from a director as collateral bearing interest at prime plus 1% repayable by monthly capital repayments of $1,324. This loan was repaid
           during the year.                                                                        -              52,706

     g)    The loan from Societe Developpement Industriel du Quebec bearing interest at a rate of approximately prime plus 1.50% which is deferred and capitalized for the minimum of either 12 months or when the accumulated interest is greater than 10% of the loan advance, repayable in annual payments commencing June 30, 1997 at a rate of
           15% of the prior year's net income to a maximum of $33,091 per annum.
                                                                                              82,229             113,983

     h)    Bank term loan secured by machinery and equipment bearing interest at prime plus 1.75% repayable in monthly capital repayments of
           $2,758, maturing May 1999.                                                         11,030              45,800

     i)    Small business investment loan, secured by machinery and equipment, repayable in monthly instalments of $2,449 plus interest at prime
           plus 1.75%, maturing February 2000.                                                35,407              63,479

     j)    Small business investment loan secured by a hypothec on specific equipment plus a personal guarantee from a director of the company bearing interest at prime plus 1.75% repayable by monthly capital
           instalments of $1,970.  This loan was repaid during the year.                           -             103,652
                                                                                           ---------           ---------

           Balance carried forward                                                         1,438,567           1,419,789
                                                                                           ---------           ---------

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999

10.   LONG-TERM DEBT (Continued)


                                                                                            January            January
                                                                                              31,                 31,
                                                                                             1999                1998
                                                                                           ---------           ---------
                                                                                            $                   $

           Balance brought forward                                                         1,438,567           1,419,789

     k)    Bank term loan secured by a first ranking universal hypothec on the universality of the property, moveable and immoveable, present and future and corporeal and incorporeal, bearing interest at 7.99% per annum repayable in monthly capital repayments of $553 plus a final repayment of $66,668 in December 2002.
                                                                                              92,088             102,477

     l)    Loan secured by a universal hypothec on land and building, plus floating charge on all other assets bearing interest at prime plus 4%
           repayable by monthly capital repayments of $1,655. This loan was
           repaid during the year.                                                                 -             147,705

     m)    Loan secured by a first and fixed mortgage charge on the land and building and a floating charge on all other assets, bearing interest at 9 1/2% repayable by monthly capital repayments of $6,618. This
           loan was repaid during the year.                                                        -             274,801

     n)    Obligation under capital lease for machinery and equipment subject to blended monthly instalments of $7,848 including imputed interest
           at 7.64% per annum to April 2000.                                                 159,609                   -

     0)    Obligation under capital lease for furniture and lab equipment subject to blended monthly instalments of $5,670 included imputed
           interest at 7.10% per annum to April 2001.                                        173,357                   -

     p)    Government loans, without guarantee nor interest, repayable 15 years after their date of receipt, the first portion of $30,443 received
           July 1989 is repayable in July 2004.                                               60,887                   -
                                                                                           ---------           ---------

           Balance carried forward                                                         1,924,508           1,944,772
                                                                                           ---------           ---------

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999




10.   LONG-TERM DEBT (Continued)


                                                                                           January             January
                                                                                             31,                 31,
                                                                                            1999                1998
                                                                                           ---------           ---------

                                                                                            $                   $

           Balance brought forward                                                         1,924,508           1,944,772

     q)    Government loan of an original amount of $205,083, without guarantee nor interest, repayable in 4 equal annual instalments starting at the latest on December 1, 1997, maturing in December 2000.
                                                                                             102,542                   -

     r)    Other                                                                              19,420              46,728
                                                                                           ---------           ---------

                                                                                           2,046,470           1,991,500

           Less: Current portion                                                             440,523             427,116
                                                                                           ---------           ---------

                                                                                           1,605,947           1,564,384
                                                                                           ---------           ---------
                                                                                           ---------           ---------


      Future principal payment obligations are as follows:


     2000                                                                             $      440,523
     2001                                                                                    396,873
     2002                                                                                    145,015
     2003                                                                                    570,347
     2004                                                                                    493,712
                                                                                      ---------------

                                                                                      $    2,046,470
                                                                                      --------------
                                                                                      --------------



11.   NOTES PAYABLE

      The notes payable are non-interest bearing for which a portion of $380,981 is payable by 12 equal monthly payments of $31,748 beginning February 1, 1999 and the balance of $152,218 is due prior to January 31, 2000.


12.   DUE TO DIRECTOR

      The amount due to director is unsecured, non-interest bearing and is due on April 15, 2002.

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999




13.   LOAN PAYABLE

      This loan payable is non-interest bearing and is owed to a private company, due on April 15, 2002.


14.   DEFERRED REVENUE


                                       January             January
                                          31,                 31,
                                         1999                1998
                                       -------             -------
                                      $                   $

     Deferred revenue                  766,571             597,915
     Current portion                   161,226             127,857
                                       -------             -------

                                       605,345             470,058
                                       -------             -------
                                       -------             -------


      Deferred revenue will be recognized as income as follows:


     2000                             $      161,226
     2001                                    216,524
     2002                                    177,409
     2003                                    136,867
     2004                                     74,545
                                      ---------------

                                      $      766,571
                                      --------------
                                      --------------

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999



15.   CAPITAL STOCK

      a)  Authorized

             An unlimited number of preferred shares, non-cumulative, voting, no par value

             An unlimited number of common shares, voting, no par value

      b)  Issued


                                                                    January             January
                                                                       31,                 31,
                                                                      1999                1998
                                                                   ---------           ---------
                                                                       $                   $


          2,795,000 common shares                                  6,867,529                   -

          Thermoplus Air Inc.
                   91,242  Class A common shares                           -           1,934,525

          159653 Canada Inc.
                1,571,000  Class D shares                                  -                 152
                       25  Class A shares                                  -                  18
                                                                   ---------           ---------

                                                                   6,867,529           1,934,695
                                                                   ---------           ---------
                                                                   ---------           ---------


      c) On October 5, 1998 the company issued 1,000,000 common shares in an Initial Public Offering (the "IPO") for gross proceeds of $6,000,000 and 1,000,000 warrants for $125,000 less underwriting commission and other expenses of $1,443,533 ($866,120 net of income taxes recoverable).

          On November 15, 1998 the company issued an additional 45,000 common shares for gross proceeds of $270,000 and 150,000 warrants for $18,750 less underwriting commission and other expenses of $37,400.

          Immediately prior to the "IPO" the company issued 1,750,000 common shares for a share for share exchange valued at $1,596,433.

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999




16.   INCOME TAXES

      Provision for income taxes consists of the following:


                                                                                               Year               Year
                                                                                               Ended              Ended
                                                                                              January            January
                                                                                                31,                 31,
                                                                                               1999                1998
                                                                                             --------            -------
                                                                                             $                   $


     a)   Current                                                                             480,064             531,383
          Deferred (recovered)                                                                 31,146            (126,069)
                                                                                             --------            -------
                                                                                              511,210             405,314
                                                                                             --------            -------
                                                                                             --------            -------

     b)   Current income taxes consists of amount
          calculated at basic combined federal and
          provincial rates                                                                    480,064            568,446

          Increase (decrease) resulting from:
          Application of losses carried forward from prior year                                     -            (20,224)

          Small business deduction                                                                  -            (22,984)
          Manufacturing and processing                                                       (114,828)           (72,051)

          Timing differences                                                                  145,974             84,267
          Other                                                                                     -             (6,071)
                                                                                             --------            -------

          Effective income taxes                                                              511,210            531,383
                                                                                             --------            -------
                                                                                             --------            -------


      c) Deferred income taxes represent the tax benefits derived from timing differences between depreciation of plant and equipment and recognition of warranty revenue charged to operations and amounts deducted from taxable income.

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999


17.   COMMITMENTS AND CONTINGENCIES

      a) The company is committed to payments under operating leases for its premises totalling $344,560. Annual payments for the next three years are as follows:


          2000                              $      223,302
          2001                                     108,510
          2002                                      12,748
                                            ---------------

                                            $      344,560
                                            --------------
                                            --------------


      b) The company is committed to make monthly payments of $10,302 into sinking funds which are given as security against the immigration loans. The annual payments for the next five years are as follows:


           2000                             $      123,630
           2001                                    123,630
           2002                                    123,630
           2003                                    123,630
           2004                                     58,450


      c) The company is in the process of constructing additional manufacturing facilities. The expected cost to complete the project is approximately $595,500 of which $284,500 has been incurred to date.

      d)
           The company sells warranties on its products. Since there is no history of claims, no liability has been set up in the accounts. Payments under these warranties are accounted for as current expenditures.


18.   SEGMENTED INFORMATION


                                                                                             Year                Year
                                                                                            Ended               Ended
                                                                                            January            January
                                                                                              31,                 31,
                                                                                             1999                1998
                                                                                          ----------          ----------
                                                                                             $                   $

     The breakdown of sales by geographic area is as follows:

          Canada                                                                           9,531,130           5,698,411
          United States of America                                                        10,191,540          10,672,438
          International                                                                      493,179                   -
                                                                                          ----------          ----------

                                                                                          20,215,849          16,370,849
                                                                                          ----------          ----------
                                                                                          ----------          ----------

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999




19.   ACQUISTIONS

      a)   Refplus Inc. and Thermoplus Air Inc.

           On February 1st, 1998 the company acquired 49.99% interest in Refplus Inc. for $430,180 and 100% interest in Thermoplus Air Inc. for $1,408,755. The allocation of purchase price is summarized as follows:


           Current assets                                                             $    1,161,885
           Property, plant and equipment                                                   1,852,492
           Goodwill                                                                          590,877
           Minority interest in Refplus Inc.                                                (352,469)
           Liabilities                                                                    (1,413,850)
                                                                                      ---------------

                                                                                      $    1,838,935
                                                                                      --------------
                                                                                      --------------


      b)   Circul-aire Group

           On November 27, 1998 the company acquired 100% interest in Cascades Technologies Inc. and 9048-3140 Quebec Inc., corporate shareholders of the Circul-aire Group, for a total consideration of $2,377,895. The allocation of purchase price is summarized as follows:


           Current assets                                                             $    3,611,627
           Property, plant and equipment                                                     758,234
           Goodwill                                                                        1,340,761
           Investment                                                                        237,263
           Liabilities                                                                    (3,569,990)
                                                                                      ---------------

                                                                                      $    2,377,895
                                                                                      --------------
                                                                                      --------------


      c)   Accounting for Acquisitions

           The acquisitions in a) and b) have been accounted for by the purchase method and the results of operations of Refplus Inc., Thermoplus Air Inc. and Circul-aire Group from their date of acquisition, have been included in these consolidated financial statements.

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999


20.   Uncertainty due to the Year 2000 Issue

      The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.