Form 10KSB/A
period 1999-01-31
DECTRON INTERNATIONALE INC
filed 1999-05-25
CIK 1066042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-KSB/A1

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

                       4300 Poirier Blvd.
                       Montreal, Quebec, Canada           H4R 2C5
               ---------------------------------------  ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X |

The Company's sales for the year ended January 31, 1999 were $20,215,849.

As of April 29, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The Nasdaq Stock Market closing price of $2 5/16 on April 29, 1999) was $2,163,315.

As of April 29, 1999, there were 2,795,000 shares of the registrant's common stock outstanding.

The Company's Annual Report on Form 10-KSB filed May 3, 1999, is being amended to reflect changes to Part III: Item 10 - FINANCIAL STATEMENTS.

PART I

Item 10.     FINANCIAL STATEMENTS

The Financial Statements of the Company are as set forth below:

SCHWARTZ LEVITSKY FELDMAN
Comptables Agrees
Chartered Accountants
Montreal, Toronto, Ottawa



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

SCHWARTZ LEVITSKY FELDMAN
Comptables Agrees
Chartered Accountants
Montreal, Toronto, Ottawa




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







Montreal, Quebec
April 7, 1999                                              Chartered Accountants

DECTRON INTERNATIONALE INC.
CONSOLIDATED BALANCE SHEET
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


                                                                                       JANUARY 31,         JANUARY 31,
                                                                                           1999                1998
                                                                                      ---------------     ---------------

                                                                                            $                   $
     ASSETS

          Cash                                                                               389,702              28,155
          Accounts receivable (note 2)                                                     5,998,864           3,043,829
          Inventory (note 3)                                                               5,138,154           3,817,448
          Current portion of loans receivable (note 4)                                        43,018              87,306
          Prepaid expenses and sundry asset                                                  629,260             292,931
                                                                                      ---------------     ---------------

                                                                                          12,198,998           7,269,669

          Sinking funds (note 5)                                                              74,075               8,038
          Loans receivable (note 4)                                                           63,627              91,508
          Property, plant and equipment (note 6)                                           5,406,295           4,111,085
          Goodwill (note 7)                                                                1,888,400              44,528
                                                                                      ---------------     ---------------


                                                                                          19,631,395          11,524,828
                                                                                      ---------------     ---------------
                                                                                      ---------------     ---------------





APPROVED ON BEHALF OF THE BOARD

                                            Director

                                            Director

DECTRON INTERNATIONALE INC.
CONSOLIDATED BALANCE SHEET
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


                                                                                       JANUARY 31,         JANUARY 31,
                                                                                           1999                1998
                                                                                      ---------------     ---------------

                                                                                            $                   $
     LIABILITIES

          Bank loans (note 8)                                                              2,831,015           3,127,340
          Accounts payable and accrued expenses
             (note 9)                                                                      4,098,077           1,964,280
          Income taxes payable                                                                 7,896             200,502
          Current portion of long-term debt (note 10)                                        440,523             427,116
          Notes payable (note 11)                                                            533,199                   -
          Other loan payable                                                                  64,553                   -
          Current portion of deferred revenue (note 14)                                      161,226             127,857
                                                                                      ---------------     ---------------

                                                                                           8,136,489           5,847,095

          Long-term debt (note 10)                                                         1,605,947           1,564,384
          Due to director (note 12)                                                           51,639              67,345
          Loan payable (note 13)                                                             259,052             355,336
          Deferred revenue (note 14)                                                         605,345             470,058
          Deferred income taxes                                                              426,300             410,643
                                                                                      ---------------     ---------------

                                                                                          11,084,772           8,714,861
                                                                                      ---------------     ---------------

          Minority interest in equity consolidated entity                                         --             352,469
                                                                                      ---------------     ---------------

     STOCKHOLDERS' EQUITY

          Capital stock (note 15)                                                          6,867,529           1,934,695
          Retained earnings                                                                1,746,761             617,580
          Cumulative translation adjustments                                                 (67,667)            (94,777)
                                                                                      ---------------     ---------------

          Total stockholders' equity                                                       8,546,623           2,457,498
                                                                                      ---------------     ---------------


          Total liabilities and stockholders' equity                                      19,631,395          11,524,828
                                                                                      ---------------     ---------------
                                                                                      ---------------     ---------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

DECTRON INTERNATIONALE INC.
CONSOLIDATED STATEMENT OF INCOME
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

                                                                       YEAR                YEAR                YEAR
                                                                      ENDED               ENDED               ENDED
                                                                   JANUARY 31,         JANUARY 31,         JANUARY 31,
                                                                       1999                1998                1997
                                                                  ---------------     ---------------     ---------------
                                                                        $                   $                   $
     Net sales                                                        20,215,849          16,370,849          12,712,413

     Cost of sales                                                    13,697,877          10,777,360           8,478,285
                                                                  ---------------     ---------------     ---------------

      Gross profit                                                     6,517,972           5,593,489           4,234,128
                                                                  ---------------     ---------------     ---------------

     Operating expenses

          Selling                                                      2,527,915           2,272,053           1,332,843
          General and administrative                                   1,219,981           1,304,014           1,287,971
          Depreciation and amortization                                  733,744             461,100             289,256
          Interest expense                                               395,941             287,677             334,493
                                                                  ---------------     ---------------     ---------------

                                                                       4,877,581           4,324,844           3,244,563
                                                                  ---------------     ---------------     ---------------

     Income before income taxes and minority
          interest                                                     1,640,391           1,268,645             989,565

          Income taxes (note 16)                                         511,210             405,314             223,697
                                                                  ---------------     ---------------     ---------------

      Income before minority interest                                  1,129,181             863,331             765,868

     Minority interest in earnings of consolidated
             entity                                                           --                  --              69,090
                                                                  ---------------     ---------------     ---------------

     Net income                                                        1,129,181             863,331             696,778
                                                                  ---------------     ---------------     ---------------
                                                                  ---------------     ---------------     ---------------
     Net income per weighted
          average common stock                                              0.54                0.49                0.40
                                                                  ---------------     ---------------     ---------------
                                                                  ---------------     ---------------     ---------------
     Weighted average number of common stock
          outstanding                                                  2,082,781           1,750,000           1,750,000
                                                                  ---------------     ---------------     ---------------
                                                                  ---------------     ---------------     ---------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

DECTRON INTERNATIONALE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


                                                                       YEAR                YEAR                YEAR
                                                                      ENDED               ENDED               ENDED
                                                                   JANUARY 31,         JANUARY 31,         JANUARY 31,
                                                                       1999                1998                1997
                                                                  ---------------     ---------------     ---------------
                                                                        $                   $                   $
     Cash flows from operating activities:
          Net income                                                   1,129,181             863,331             696,778

     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
          Depreciation and amortization                                  733,744             461,100             289,256
     Loss on disposal of property, plant and
             equipment                                                        --                  --               6,000
          Minority interest                                                   --                  --              69,090
          Increase in accounts receivable                             (2,955,035)           (385,013)           (527,956)
          Increase in inventory                                       (1,320,706)         (1,311,838)           (895,202)
          Increase in prepaid expenses and sundry
             assets                                                     (336,329)           (116,901)            (69,866)
          Increase in accounts payable and accrued
             expenses                                                  2,133,797             309,169              12,074
          Increase (decrease) in income taxes
             payable                                                    (192,606)            299,641             171,087
     Increase (decrease) in deferred income
             taxes                                                        15,657            (164,587)              8,640
          Increase in deferred revenue                                   168,656             110,279              91,749
                                                                  ---------------     ---------------     ---------------

     Net cash (used in) provided by operating
          activities                                                    (623,641)             65,181            (148,350)
                                                                  ---------------     ---------------     ---------------

DECTRON INTERNATIONALE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


                                                                       YEAR                YEAR                YEAR
                                                                      ENDED               ENDED               ENDED
                                                                   JANUARY 31,         JANUARY 31,         JANUARY 31,
                                                                       1999                1998                1997
                                                                  ---------------     ---------------     ---------------
                                                                        $                   $                   $
     Cash flows from investing activities:
          Purchase of property, plant and equipment                   (1,939,538)         (1,978,811)           (556,323)
          Proceeds from disposal of property, plant
             and equipment                                                     -             233,428               7,467
          Acquisition of Goodwill                                     (1,931,638)                 --             (60,147)
                                                                  ---------------     ---------------     ---------------

     Net cash used in investing activities                            (3,871,176)         (1,745,383)           (609,003)
                                                                  ---------------     ---------------     ---------------

     Cash flows from financing activities:
          Acquisition of minority interest in equity
             consolidated entity                                        (352,469)                 --             311,796
          Sinking funds                                                  (66,037)             (8,038)                 --
          Grant receivable                                                    --              25,019             (25,019)
          Advances to directors                                          (15,706)            (29,996)            118,732
          (Advances to) repayments from
             corporate shareholders                                       72,169            (110,089)                 --
          Repayments from loan receivable                                     --              47,950                  --
          Notes payable                                                  533,199                  --                  --
          Other loan payable                                              64,553                  --                  --
          Advances from long-term debt                                    54,970             453,346             (30,606)
          Advances from (repayment of)
             loan payable                                                (96,284)           (320,320)            626,406
          Advances (repayments) of bank
             loans                                                      (296,325)          1,504,150             294,224
          Issuance of common shares                                    4,932,834                  --            (509,115)
                                                                  ---------------     ---------------     ---------------

     Net cash provided by financing activities                         4,830,904           1,562,022             786,418
                                                                  ---------------     ---------------     ---------------

     Effect of foreign currency exchange rate
          changes                                                         25,460              94,334             (42,063)
                                                                  ---------------     ---------------     ---------------

DECTRON INTERNATIONALE INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


                                                                       YEAR                YEAR                YEAR
                                                                      ENDED               ENDED               ENDED
                                                                   JANUARY 31,         JANUARY 31,         JANUARY 31,
                                                                       1999                1998                1997
                                                                  ---------------     ---------------     ---------------
                                                                        $                   $                   $
     Net increase (decrease) in cash and cash
          equivalents                                                    361,547             (23,846)            (12,998)

          Beginning of year                                               28,155              52,001              64,999
                                                                  ---------------     ---------------     ---------------

          End of year                                                    389,702              28,155              52,001
                                                                  ---------------     ---------------     ---------------
                                                                  ---------------     ---------------     ---------------
     Supplemental disclosure of cash
          flow information

          Interest                                                       450,324             317,784             279,004
                                                                  ---------------     ---------------     ---------------
                                                                  ---------------     ---------------     ---------------
          Income taxes                                                   398,091             358,315             116,460
                                                                  ---------------     ---------------     ---------------
                                                                  ---------------     ---------------     ---------------

DECTRON INTERNATIONALE INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
AS AT JANUARY 31, 1999



                                                         COMMON STOCK                   CUMULATIVE
                                              -----------------------------------
                                                                                         RETAINED          TRANSLATION
                                                  NUMBER              AMOUNT             EARNINGS         ADJUSTMENTS
                                              --------------
                                                                        $                   $                   $
     Balance (deficit) January 31, 1995              91,292            1,934,713          (1,159,229)            45,108
     Foreign currency translation                        --                   --                  --                 25
     Net income for the year                             --                   --             726,397                 --
                                              --------------      ---------------     ---------------     ---------------

     Balance January 31, 1996                        91,292            1,934,713            (432,832)            45,133

     Foreign currency translation                        --                   --                  --             28,589
     Net income for the year                             --                   --             696,778                 --
     Redemption of shares over
          stated capital                                (25)                 (18)           (509,697)                --
                                              --------------      ---------------     ---------------     ---------------

     Balance January 31, 1997                        91,267            1,934,695            (245,751)            73,722
     Foreign currency translation                        --                   --                  --           (168,499)
     Net income for the year                             --                   --             863,331                 --
                                              --------------      ---------------     ---------------     ---------------

     Balance January 31, 1998                        91,267            1,934,695             617,580            (94,777)

     Redemption of shares                           (91,267)          (1,934,695)                 --                 --
     Issuance of common shares                    2,795,000            8,421,450                  --                 --
     Cost of issuance                                    --           (1,553,921)                 --                 --
     Foreign currency translation                        --                   --                  --             27,110
     Net income for the year                             --                   --           1,129,181                 --
                                              --------------      ---------------     ---------------     ---------------

     Balance January 31, 1999                     2,795,000            6,867,529           1,746,761            (67,667)
                                              --------------      ---------------     ---------------     ---------------
                                              --------------      ---------------     ---------------     ---------------

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



2.    ACCOUNTS RECEIVABLE

                                                                                       JANUARY 31,         JANUARY 31,
                                                                                           1999                1998
                                                                                      ---------------     ---------------
                                                                                            $                   $
     Accounts receivable                                                                   6,073,650           3,105,239
     Less: Allowance for doubtful accounts                                                    74,786              61,410
                                                                                      ---------------     ---------------

     Accounts receivable - net                                                             5,998,864           3,043,829
                                                                                      ---------------     ---------------
                                                                                      ---------------     ---------------

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999




3.    INVENTORY

      Inventory is comprised of the following:

                                                                                       JANUARY 31,         JANUARY 31,
                                                                                           1999                1998
                                                                                      ---------------     ---------------
                                                                                            $                   $
     Raw materials                                                                         3,182,498           2,247,631
     Work-in-process                                                                         856,308             580,112
     Finished goods                                                                        1,099,348             989,705
                                                                                      ---------------     ---------------

                                                                                           5,138,154           3,817,448
                                                                                      ---------------     ---------------
                                                                                      ---------------     ---------------


4.    LOANS RECEIVABLE

      The loans receivable consist of the following:

                                                                                       JANUARY 31,         JANUARY 31,
                                                                                           1999                1998
                                                                                      ---------------     ---------------
                                                                                            $                   $
     Loan receivable - private company (secured)                                              61,138              63,467
     Loan receivable - corporate shareholder
          (unsecured)                                                                         45,507             115,347
                                                                                      ---------------     ---------------

                                                                                             106,645             178,814

     Current portion                                                                          43,018              87,306
                                                                                      ---------------     ---------------

                                                                                              63,627              91,508
                                                                                      ---------------     ---------------
                                                                                      ---------------     ---------------

      These loans are non-interest bearing with no specific terms of repayment except for the current portion which is expected to be repaid prior to January 31, 2000, and the balance is not expected to be received prior to February 1, 2000.

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999




5.    SINKING FUNDS

      The sinking funds are restricted in use since all amounts paid into them must be used to repay the immigration loans (see note 10-b and c).


6.    PROPERTY, PLANT AND EQUIPMENT

                                                                                       JANUARY 31,         JANUARY 31,
                                                                                           1999                1998
                                                                                      ---------------     ---------------
                                                                                            $                   $
     Land                                                                                    229,980             238,733
     Building                                                                              1,977,700           1,732,386
     Machinery and manufacturing equipment                                                 4,788,949           2,983,063
     Furniture and fixtures                                                                  513,720             322,367
     Computers                                                                             1,175,318             529,722
     Rolling stock                                                                            91,831              15,181
     Leasehold improvements                                                                  424,463             340,833
     Equipment under capital lease                                                           520,779              52,139
                                                                                      ---------------     ---------------

     Cost                                                                                  9,722,740           6,214,424
                                                                                      ---------------     ---------------

     Less accumulated depreciation and amortization:

     Building                                                                                244,168             174,779
     Machinery and manufacturing equipment                                                 2,309,951           1,005,575
     Furniture and fixtures                                                                  390,403             234,100
     Computers                                                                               854,833             381,279
     Rolling stock                                                                            24,760               2,087
     Leasehold improvements                                                                  320,582             287,696
     Equipment under capital lease                                                           171,748              17,823
                                                                                      ---------------     ---------------

                                                                                           4,316,445           2,103,339
                                                                                      ---------------     ---------------

     Net                                                                                   5,406,295           4,111,085
                                                                                      ---------------     ---------------
                                                                                      ---------------     ---------------

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999





7.    GOODWILL

                                                                                       JANUARY 31,         JANUARY 31,
                                                                                           1999                1998
                                                                                      ---------------     ---------------
                                                                                            $                   $
     Cost                                                                                  1,987,298              55,660
     Less: Accumulated amortization                                                           98,898              11,132
                                                                                      ---------------     ---------------

     Net                                                                                   1,888,400              44,528
                                                                                      ---------------     ---------------
                                                                                      ---------------     ---------------



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

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999


9.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                                       JANUARY 31,         JANUARY 31,
                                                                                           1999                1998
                                                                                      ---------------     ---------------
                                                                                            $                   $
     Accounts payable and accrued expenses are comprised of the following:


         Trade payables                                                                    2,723,858           1,285,294
         Accrued expenses                                                                  1,374,219             678,986
                                                                                      ---------------     ---------------

                                                                                           4,098,077           1,964,280
                                                                                      ---------------     ---------------
                                                                                      ---------------     ---------------

10.   LONG-TERM DEBT

                                                                                       JANUARY 31,         JANUARY 31,
                                                                                           1999                1998
                                                                                      ---------------     ---------------
                                                                                            $                   $
     a)    Balance of sale secured by land and building  plus rent,  present and future on the building, without interest, repayable in semi-annual
           repayments of $38,606 due April and October, maturing October 2000.               154,423             240,451

     b)    Immigration loan secured by a first ranking universal hypothec on the universality of the property, moveable and immovable, present and future and corporeal and incorporeal, bearing interest at 5.21% per
           annum due on November 2002.                                                       463,269             480,901


     c)    Immigration loan secured by a first ranking universal hypothec on the universality of the property, moveable and immoveable, present and future, corporeal and incorporeal, bearing interest at 5.59% per
           annum, due on September 2003.                                                     463,269                  --


     d) Bank loan, bearing interest at prime plus 1% per annum repayable in
           monthly capital repayments of $1,483, maturing April 2002.                         57,833              78,509
                                                                                      ---------------     ---------------

           Balance carried forward                                                         1,138,794             799,861
                                                                                      ---------------     ---------------

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999

10.   LONG-TERM DEBT (Continued)

                                                                                       JANUARY 31,         JANUARY 31,
                                                                                           1999                1998
                                                                                      ---------------     ---------------
                                                                                            $                   $
           Balance brought forward                                                         1,138,794             799,861

     e)    Bank loan, bearing interest at prime rate plus 1% per annum repayable in monthly capital repayments of $5,032 and a final
           repayment of $5,038 plus interest, maturing November 2001.                        171,107             240,308

     f)    Loan secured by providing land and a personal guarantee from a director as collateral bearing interest at prime plus 1% repayable by monthly capital repayments of $1,324. This loan was repaid
           during the year.                                                                       --              52,706

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
                                                                                              82,229             113,983

     h)    Bank term loan secured by machinery and equipment bearing interest at prime plus 1.75% repayable in monthly capital repayments of
           $2,758, maturing May 1999.                                                         11,030              45,800

     i)    Small business investment loan, secured by machinery and equipment, repayable in monthly instalments of $2,449 plus interest at prime
           plus 1.75%, maturing February 2000.                                                35,407              63,479

     j)    Small business investment loan secured by a hypothec on specific equipment plus a personal guarantee from a director of the company bearing interest at prime plus 1.75% repayable by monthly capital
           instalments of $1,970.  This loan was repaid during the year.                          --             103,652
                                                                                      ---------------     ---------------

           Balance carried forward                                                         1,438,567           1,419,789
                                                                                      ---------------     ---------------

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999

10.   LONG-TERM DEBT (Continued)

                                                                                       JANUARY 31,         JANUARY 31,
                                                                                           1999                1998
                                                                                      ---------------     ---------------
                                                                                            $                   $
           Balance brought forward                                                         1,438,567           1,419,789

     k)    Bank term loan secured by a first ranking universal hypothec on the universality of the property, moveable and immoveable, present and future and corporeal and incorporeal, bearing interest at 7.99% per annum repayable in monthly capital repayments of $553 plus a final repayment of $66,668 in December 2002.
                                                                                              92,088             102,477

     l)    Loan secured by a universal hypothec on land and building, plus floating charge on all other assets bearing interest at prime plus 4%
           repayable by monthly capital repayments of $1,655. This loan was
           repaid during the year.                                                                --             147,705

     m)    Loan secured by a first and fixed mortgage charge on the land and building and a floating charge on all other assets, bearing interest at 9 1/2% repayable by monthly capital repayments of $6,618. This
           loan was repaid during the year.                                                       --             274,801

     n)    Obligation under capital lease for machinery and equipment subject to blended monthly instalments of $7,848 including imputed interest
           at 7.64% per annum to April 2000.                                                 159,609                  --

     0)    Obligation under capital lease for furniture and lab equipment subject to blended monthly instalments of $5,670 included imputed
           interest at 7.10% per annum to April 2001.                                        173,357                  --

     p)    Government loans, without guarantee nor interest, repayable 15 years after their date of receipt, the first portion of $30,443 received
           July 1989 is repayable in July 2004.                                               60,887                  --
                                                                                      ---------------     ---------------

           Balance carried forward                                                         1,924,508           1,944,772
                                                                                      ---------------     ---------------

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999

10.   LONG-TERM DEBT (Continued)

                                                                                       JANUARY 31,         JANUARY 31,
                                                                                           1999                1998
                                                                                      ---------------     ---------------
                                                                                            $                   $
           Balance brought forward                                                         1,924,508           1,944,772

     q)    Government loan of an original amount of $205,083, without guarantee nor interest, repayable in 4 equal annual instalments starting at the
           latest on December 1, 1997, maturing in December 2000.                            102,542                  --


     r)    Other                                                                              19,420              46,728
                                                                                      ---------------     ---------------

                                                                                           2,046,470           1,991,500

           Less: Current portion                                                             440,523             427,116
                                                                                      ---------------     ---------------

                                                                                           1,605,947           1,564,384
                                                                                      ---------------     ---------------
                                                                                      ---------------     ---------------

      Future principal payment obligations are as follows:

     2000                                                                             $      440,523
     2001                                                                                    396,873
     2002                                                                                    145,015
     2003                                                                                    570,347
     2004                                                                                    493,712
                                                                                      ---------------

                                                                                      $    2,046,470
                                                                                      ---------------
                                                                                      ---------------

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

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999



13.   LOAN PAYABLE

      This loan payable is non-interest bearing and is owed to a private company, due on April 15, 2002.


14.   DEFERRED REVENUE

                                                                                       JANUARY 31,         JANUARY 31,
                                                                                           1999                1998
                                                                                      ---------------     ---------------

                                                                                            $                   $
     Deferred revenue                                                                        766,571             597,915
     Current portion                                                                         161,226             127,857
                                                                                      ---------------     ---------------

                                                                                             605,345             470,058
                                                                                      ---------------     ---------------
                                                                                      ---------------     ---------------

      Deferred revenue will be recognized as income as follows:


     2000                                                                             $      161,226
     2001                                                                                    216,524
     2002                                                                                    177,409
     2003                                                                                    136,867
     2004                                                                                     74,545
                                                                                      ---------------

                                                                                      $      766,571
                                                                                      ---------------
                                                                                      ---------------

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999



15.   CAPITAL STOCK

      a)  Authorized

                An unlimited number of preferred shares, non-cumulative, voting, no par value

                An unlimited number of common shares, voting, no par value

      b)  Issued

                                                                                       JANUARY 31,         JANUARY 31,
                                                                                           1999                1998
                                                                                      ---------------     ---------------
                                                                                            $                   $


          2,795,000 common shares                                                          6,867,529                  --

          Thermoplus Air Inc.
                   91,242  Class A common shares                                                  --           1,934,525

          159653 Canada Inc.
                1,571,000  Class D shares                                                         --                 152
                       25  Class A shares                                                         --                  18
                                                                                      ---------------     ---------------

                                                                                           6,867,529           1,934,695
                                                                                      ---------------     ---------------
                                                                                      ---------------     ---------------

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

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999




16.   INCOME TAXES

      Provision for income taxes consists of the following:

                                                                                            YEAR               YEAR
                                                                                           ENDED               ENDED
                                                                                        JANUARY 31,         JANUARY 31,
                                                                                            1999               1998
                                                                                             $                   $
     a)   Current                                                                             480,064             531,383
          Deferred (recovered)                                                                 31,146            (126,069)
                                                                                       ---------------     --------------

                                                                                              511,210             405,314
                                                                                       ---------------     --------------
                                                                                       ---------------     --------------
     b)
          Current  income  taxes  consists  of  amount
          calculated  at basic  combined  federal  and                                        480,064            568,446
          provincial rates

          Increase (decrease) resulting from:
          Application of losses carried
            forward from prior year                                                                --            (20,224)
            Small business deduction                                                               --            (22,984)
          Manufacturing and processing                                                       (114,828)           (72,051)
          Timing differences                                                                  145,974             84,267
          Other                                                                                    --             (6,071)
                                                                                       ---------------     --------------

          Effective income taxes                                                              511,210            531,383
                                                                                       ---------------     --------------
                                                                                       ---------------     --------------

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

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999

17.   COMMITMENTS AND CONTINGENCIES

      a) The company is committed to payments under operating leases for its premises totalling $344,560. Annual payments for the next three years are as follows:

          2000                                                                        $      223,302
          2001                                                                               108,510
          2002                                                                                12,748
                                                                                      ---------------

                                                                                      $      344,560
                                                                                      ---------------
                                                                                      ---------------

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

18.   SEGMENTED INFORMATION

                                                                                           YEAR                YEAR
                                                                                          ENDED               ENDED
                                                                                       JANUARY 31,         JANUARY 31,
                                                                                           1999                1998
                                                                                      ---------------     ---------------
                                                                                            $                   $

     The breakdown of sales by geographic area is as follows:

          Canada                                                                           9,531,130           5,698,411
          United States of America                                                        10,191,540          10,672,438
          International                                                                      493,179                   -
                                                                                      ---------------     ---------------

                                                                                          20,215,849          16,370,849
                                                                                      ---------------     ---------------
                                                                                      ---------------     ---------------

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JANUARY 31, 1999


19.   ACQUISTIONS

      a)   Refplus Inc. and Thermoplus Air Inc.

           On February 1st, 1998 the company acquired 49.99% interest in Refplus Inc. for $430,180 and 100% interest in Thermoplus Air Inc. for $1,408,755. The allocation of purchase price is summarized as follows:

           Current assets                                                             $    1,161,885
           Property, plant and equipment                                                   1,852,492
           Goodwill                                                                          590,877
           Minority interest in Refplus Inc.                                                (352,469)
           Liabilities                                                                    (1,413,850)
                                                                                      ---------------

                                                                                      $    1,838,935
                                                                                      ---------------
                                                                                      ---------------

      b)   Circul-aire Group

           On November 27, 1998 the company acquired 100% interest in Cascades Technologies Inc. and 9048-3140 Quebec Inc., corporate shareholders of the Circul-aire Group, for a total consideration of $2,377,895. The allocation of purchase price is summarized as follows:

           Current assets                                                             $    3,611,627
           Property, plant and equipment                                                     758,234
           Goodwill                                                                        1,340,761
           Investment                                                                        237,263
           Liabilities                                                                    (3,569,990)
                                                                                      ---------------

                                                                                      $    2,377,895
                                                                                      ---------------
                                                                                      ---------------

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

                             DECTRON INTERNATIONALE  INC.

May 13, 1999

                             By: /s/ NESS LAKDAWALA
                                 -------------------------
                                 Ness Lakdawala
                                 Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

Name                                                          Position                                             Date
----                                                          --------                                             ----
/s/ NESS LAKDAWALA                                   Chairman, Chief Executive  May 13, 1999
----------------                                     Officer
Ness Lakdawala

                                                     Executive Vice President                                  May 13, 1999
 ----------------------------                        and Director
       Reinhold Kittler

 /s/ ROSHAN KATRAK                                   Vice President of Human                                   May 13, 1999
 ----------------------------                        Relations and Director
        Roshan Katrak

/s/ MAURO PARISSI                                    Chief Financial Officer,                                  May 13, 1999
 ----------------------------                        Secretary and Director
        Mauro Parissi

                                                     Director                                                 May 13, 1999
 ----------------------------
          Guy Houle

/s/ LEENA LAKDAWALA                                  Executive Vice President                                 May 13, 1999
 ----------------------------                        and Director
       Leena Lakdawala


                                                     Director                                                 May 13, 1999
 ----------------------------
       Richard Ness