Form 10QSB
period 1999-04-30
DECTRON INTERNATIONALE INC
filed 1999-06-14
CIK 1066042

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-QSB
(Mark One)

/X/      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For The Quarter Ended April 30, 1999 or

/ /      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For The Transition Period from _______to_______

Commission File Number 1-14503

                           DECTRON INTERNATIONALE INC.
                           ---------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

QUEBEC, CANADA                                                           N/A
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

4300 POIRIER BLVD., MONTREAL                                         H4R 2C5
(Address of principal executive offices)                          (Zip Code)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 29, 1999, 2,795,000 Common Shares outstanding

         Transitional Small Business Disclosure (check One):

 Yes /   /    No / X /

                           DECTRON INTERNATIONALE INC.

                                      INDEX


                                                                                                            PAGE
                                                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

         Consolidated Balance Sheet - April 30, 1999......................................................

         Consolidated Statements of Operations - For the three months ended April 30, 1999 ...............

         Consolidated  Statements  of Cash Flows - For the three months ended  April 30, 1999.............

         Notes to Financial Statements....................................................................

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATIONS............................................................


PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES............................................................................

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.................................................................

SIGNATURES................................................................................................


                           DECTRON INTERNATIONALE INC.
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999

                           DECTRON INTERNATIONALE INC.
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999


                                TABLE OF CONTENTS

Interim Consolidated Balance Sheet                                                                              2 - 3

Interim Consolidated Statement of Income For The Three Months Period Ended April 30, 1999                         4-5

Interim Consolidated Statement of Cash Flows                                                                     6- 8

Interim Consolidated Statement of Stockholders' Equity                                                              9

Interim Notes to Consolidated Financial Statements                                                            10 - 25


DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED BALANCE SHEET
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


                                                               April              January
                                                                30,                  31,
                                                               1999                 1999
                                                                 $                    $
                                                             ----------          ----------
     ASSETS

          Cash                                                       --             389,702
          Accounts receivable (note 2)                        7,142,985           5,998,864
          Inventory (note 3)                                  5,591,491           5,138,154
          Current portion of loans receivable                        --              43,018
               (note 4)
           Prepaid expenses and sundry asset                  1,151,401             629,260
                                                             ----------          ----------

                                                             13,885,877          12,198,998

          Sinking funds (note 5)                                109,303              74,075
          Loans receivable (note 4)                              67,335              63,627
          Property, plant and equipment (note 6)              5,796,079           5,406,295
          Goodwill (note 7)                                   1,906,564           1,888,400
                                                             ----------          ----------

                                                             21,765,158          19,631,395
                                                             ----------          ----------
                                                             ----------          ----------



APPROVED ON BEHALF OF THE BOARD

                                            Director
--------------------------------------------

                                            Director
--------------------------------------------

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED BALANCE SHEET
(AMOUNTS EXPRESSED IN U.S. DOLLARS)



                                                               April              January
                                                                30,                  31,
                                                               1999                 1999
                                                                 $                    $
                                                             ----------          ----------

     LIABILITIES

          Bank loans (note 8)                                 4,017,844            2,831,015
          Accounts payable and accrued expenses
             (note 9)                                         4,410,402            4,098,077
          Income taxes payable                                   78,579                7,896
          Current portion of long-term debt (note 10)           515,903              440,523
          Notes payable (note 11)                               417,064              533,199
          Other loan payable                                         --               64,553
          Current portion of deferred revenue (note 14)         181,626              161,226
                                                             -----------          ----------

                                                              9,621,418            8,136,489

          Long-term debt (note 10)                            1,484,623            1,605,947
          Due to director (note 12)                              53,553               51,639
          Loan payable (note 13)                                268,653              259,052
          Deferred revenue (note 14)                            651,826              605,345
          Deferred income taxes                                 442,100              426,300
                                                             -----------          ----------

                                                             12,522,173           11,084,772
                                                             -----------          ----------

     STOCKHOLDERS' EQUITY

          Capital stock (note 15)                             6,867,529            6,867,529
          Retained earnings                                   2,115,309            1,746,761
          Cumulative translation adjustments                    260,147              (67,667)
                                                             -----------          ----------

          Total stockholders' equity                          9,242,985            8,546,623
                                                             -----------          ----------


          Total liabilities and stockholders' equity         21,765,158           19,631,395
                                                             -----------          ----------
                                                             -----------          ----------



       The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND 1998
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


                                                      Three               Three
                                                      Months              Months
                                                       Ended               Ended
                                                      April 30,          April 30,
                                                        1999               1998
                                                     -----------------------------
                                                         $                   $
        Net sales                                    7,316,795           5,133,744

        Cost of sales                                5,156,786           3,710,304
                                                     ----------          ---------

        Gross profit                                 2,160,009           1,423,440
                                                     ----------          ---------

        Operating expenses

               Selling                                 858,608             531,703
               General and administrative              406,402             289,975
               Depreciation and amortization           253,184              91,721
               Interest expense                         88,412              95,764
                                                     ----------          ---------

                                                     1,606,606           1,009,163
                                                     ----------          ---------

        Income before income taxes                     553,403             414,277

               Income taxes                            184,855             116,007
                                                     ----------          ---------

        Net Income                                     368,548             298,270
                                                     ----------          ---------
                                                     ----------          ---------


        The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC
INTERIM CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED APRIL 30, 1999
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


                                                  Three Months Ended         Year
                                                       April 30,              Ended
                                                         1999               January 31,
                                                                              1999
                                                  -------------------------------------
                                                         $                      $
        Net sales                                     7,316,795             20,215,849

        Cost of sales                                 5,156,786             13,697,877
                                                     ----------             ----------

        Gross profit                                  2,160,009              6,517,972
                                                     -----------            ----------

        Operating expenses

               Selling                                   858,608            2,527,915
               General and administrative                406,402            1,219,981
               Depreciation and amortization             253,184              733,744
               Interest expense                           88,412              395,941
                                                     -----------            ----------

                                                       1,606,606            4,877,581
                                                     -----------            ----------

        Income before income taxes                       553,403            1,640,391

               Income taxes                              184,855              511,210
                                                     -----------            ----------

        Net Income                                       368,548            1,129,181
                                                     -----------            ----------
                                                     -----------            ----------


        Net income per common stock                         0.13                 0.54
                                                     -----------            ----------
                                                     -----------            ----------


        Number of common stock oustanding              2,795,000            2,082,781
                                                     -----------            ----------
                                                     -----------            ----------



       The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 30, 1999
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


                                                          Three
                                                          Months         Year
                                                          Ended          Ended
                                                         April 30,     January 31,
                                                           1999           1999
                                                        ---------------------------
                                                             $              $
      Cash flows from operating activities:

         Net income                                         368,548     1,129,181

      Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
         Depreciation and amortization                      253,184       733,744
         Loss on disposal of property, plant and
              equipment                                          --            --
         Increase in accounts receivable                 (1,144,121)   (2,955,035)
         Increase in inventory                             (453,337)   (1,320,706)
         Increase in prepaid expenses and sundry
              assets                                       (522,141)     (336,329)
         Increase in accounts payable and accrued
              expenses                                      312,325     2,133,797
         Increase (decrease) in income taxes
              payable                                        70,683      (192,606)
         Increase (decrease) in deferred income
              taxes                                          15,800        15,657
         Increase in deferred revenue                        66,881       168,656
                                                         ----------    ----------

      Net cash (used in) provided by operating
         activities                                      (1,032,178)     (623,641)
                                                         ----------    ----------


DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 30, 1999
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


                                                       Three
                                                       Months         Year
                                                       Ended          Ended
                                                      April 30,     January 31,
                                                        1999           1999
                                                    ---------------------------
                                                          $              $
     Cash flows from investing activities:
        Purchase of property, plant and equipment      (389,482)   (1,939,538)
        Acquisition of Goodwill                              --    (1,931,638)
                                                     ----------    ----------

     Net cash used in investing activities             (389,482)   (3,871,176)

     Cash flows from financing activities:
        Acquisition of minority interest in equity           --      (352,469)
             consolidated entity
        Sinking funds                                   (35,228)      (66,037)
        Advances to directors                                --        15,706
        (Advances to) repayments from
             corporate shareholders                      39,310        72,169
        Notes payable                                  (131,975)      533,199
        Other loan payable                              (64,553)       64,553
        Advances from (re-payment of)
             long term debt                            (118,381)       54,970
        Advances from (repayment of)
             loan payable                                    --       (96,284)
        Advances (repayments) of bank loans           1,186,829      (296,325)
        Issuance of common shares                            --     4,932,834
                                                     ----------    ----------

     Net cash provided by financing activities          876,002     4,830,904

     Effect of foreign currency exchange rate
        changes                                         155,956         25460
                                                     ----------    ----------


DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 30, 1999
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


                                                 Three
                                                 Months        Year
                                                 Ended         Ended
                                                April 30,   January 31,
                                                  1999         1999
                                             --------------------------
                                                 $              $
     Net increase (decrease) in cash and cash   (389,702)    361,547
        equivalents

        Beginning of year                        389,702      28,155
                                                --------    --------

        End of year                                   --     389,702
                                                --------    --------
                                                --------    --------

    Supplemental disclosure of cash
        flow information

        Interest                                  85,808     450,324
                                                --------    --------
                                                --------    --------

        Income taxes                             244,646     398,091
                                                --------    --------
                                                --------    --------


DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
APRIL 30, 1999



                                            Common Stock           Cumulative
                                         -------------------        Retained     Translation
                                         Number       Amount        Earnings     Adjustments
                                         ------       ------        --------     -----------

                                                         $             $              $
       Balance January 31, 1997           91,267    (1,934,695)     (245,751)       73,722
       Foreign currency translation           --            --            --      (168,499)
       Net income for the year                --            --       863,331            --
                                       ---------    ----------     ---------      --------

       Balance January 31, 1998           91,267     1,934,695       617,580       (94,777)

       Redemption of shares              (91,267)   (1,934,695)           --            --
       Issuance of common shares       2,795,000     8,421,450            --            --
       Cost of issuance                       --    (1,553,921)           --            --
       Foreign currency translation           --            --            --        27,110
       Net income for the year                --            --     1,129,181            --
                                       ---------    ----------     ---------      --------

       Balance January 31, 1999        2,795,000     6,867,529     1,746,761       (67,667)

       Net income for period  ended           --            --       368,548
           April 30, 1999

       Foreign currency translation                                                327,814
           April 30, 1999
                                       ---------    ----------     ---------      --------

       Balance April 30, 1999          2,795,000     6,867,529     2,115,309       260,147
                                       ---------    ----------     ---------      --------
                                       ---------    ----------     ---------      --------


DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
APRIL 30, 1999




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

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
APRIL 30, 1999


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

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
APRIL 30, 1999



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    J) The company maintains its books and records in Canadian dollars. Foreign currency translations are translated using the temporal method. Under this method, all monetary items are translated into Canadian funds at the rate of exchange prevailing at balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transactions gains and losses are included in the determination of earnings for the year/period.

         The translation of the consolidated interim financial statements from Canadian dollars (CDN $) to United States dollars Is performed for the convenience of the reader. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expenses accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could be, converted in United States dollars at the rates on their respective dates and or at any other certain rates. Adjustments resulting from the translation are included in the cumulative translation adjustments in stockholder's equity.

    k)   Net Income Per Weighted Average Common Stock

         Net income per common stock is computed by dividing net income for the year by the weighted average number of common stock outstanding during the period.

    l)   Use of Estimates

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

    m)   Government Assistance and Investment Tax Credits

         Government assistance and investment tax credits are recorded on the accrual basis and are accounted for as a reduction of related current or capital expenditures.

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
APRIL 30, 1999



2.  ACCOUNTS RECEIVABLE


                                                  April            January
                                                   30,               31,
                                                  1999              1999
                                                 ---------        ---------
                                                    $                 $
    Accounts receivable                          7,232,703        6,073,650
    Less: Allowance for doubtful accounts           89,718           74,786
                                                 ---------        ---------

    Accounts receivable - net                    7,142,985        5,998,864
                                                 ---------        ---------
                                                 ---------        ---------



3.  INVENTORY

    Inventory is comprised of the following:


                                                  April            January
                                                   30,               31,
                                                  1999              1999
                                                 ---------        ---------
                                                    $                 $
    Raw materials                                3,572,376         3,182,498
    Work-in-process                              1,033,378           856,308
    Finished goods                                 985,737         1,099,348
                                                 -----------       ---------

                                                  5,591,491        5,138,154
                                                 -----------       ---------
                                                 -----------       ---------


DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
APRIL 30, 1999


4.  LOANS RECEIVABLE

    The loans receivable consist of the following:


                                                  April            January
                                                   30,               31,
                                                  1999              1999
                                                 ---------        ---------
                                                    $                 $

    Loan receivable - private company (secured)   18,792            61,138
    Loan receivable - corporate shareholder
       (unsecured)                                 8,543            45,507
                                                  --------         --------

                                                   67,335          106,645

    Current portion                                    --           43,018

                                                  --------         --------

                                                   67,335           63,627
                                                  --------         --------
                                                  --------         --------


    These loans are non-interest bearing with no specific terms of repayment.



5.  SINKING FUNDS

    The sinking funds are restricted in use since all amounts paid into them must be used to repay the immigration loans (see note 10-b and c).

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
APRIL 30, 1999


6.  PROPERTY, PLANT AND EQUIPMENT


                                                        April             January
                                                         30,                 31,
                                                        1999                1999
                                                     ----------          ----------
                                                          $                   $
    Land                                                238,504             229,980
    Building                                          2,304,803           1,977,700
    Machinery and manufacturing equipment             5,054,598           4,788,949
    Furniture and fixtures                              541,346             513,720
    Computers                                         1,264,772           1,175,318
    Rolling stock                                        95,235              91,831
    Leasehold improvements                              445,524             424,463
    Equipment under capital lease                       540,080             520,779
                                                      -----------         ----------

    Cost                                              10,484,862           9,722,740
                                                      -----------         ----------

    Less accumulated depreciation and amortization:

    Building                                            273,003             244,168
    Machinery and manufacturing equipment             2,512,584           2,309,951
    Furniture and fixtures                              413,290             390,403
    Computers                                           923,123             854,833
    Rolling stock                                        31,742              24,760
    Leasehold improvements                              338,843             320,582
    Equipment under capital lease                       196,198             171,748
                                                      -----------         ----------

                                                       4,688,783           4,316,445
                                                      -----------         ----------

    Net                                               5,796,079           5,406,295
                                                      -----------         ----------
                                                      -----------         ----------


DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
APRIL 30, 1999


7.  GOODWILL


                                                        April             January
                                                         30,                 31,
                                                        1999                1999
                                                     ----------          ----------
                                                          $                   $
    Cost                                             2,060,953           1,987,298
    Less: Accumulated amortization                     154,389              98,898
                                                     -----------         ---------

    Net                                              1,906,564           1,888,400
                                                     -----------         ---------
                                                     -----------         ---------


8.  BANK LOANS

    The bank loans bear interest at the prime lending rate plus 0.25% per annum with interest payable monthly.

    As security, the company has provided a moveable hypothec on accounts receivable, inventories and commercial equipment, a $4,118,051 hypothec on all assets of the company, including a first ranking hypothec in the amount of $4,118,051 on the proceeds of all risks insurance on the property and a solidary guarantee in the amount of $3,431,709.

    The company finances its operations mainly through the use of Bankers Acceptance bearing an average lending rate of less than prime.


9.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES


                                                        April             January
                                                         30,                 31,
                                                        1999                1999
                                                     ----------          ----------
                                                          $                   $
    Accounts payable and accrued expenses are
    comprised of the following:


         Trade payable                               2,384,995            2,723,858
         Accrued expenses                            2,025,407            1,374,219
                                                     ----------           ---------

                                                     4,410,402            4,098,077
                                                     ----------           ---------
                                                     ----------           ---------


DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
APRIL 30, 1999


10. LONG-TERM DEBT


                                                                                         April            January
                                                                                          30,                31,
                                                                                         1999               1999
                                                                                       ----------         --------
                                                                                        $                 $
    a)    Balance of sale secured by land and building  plus rent,  present and future on the building, without interest, repayable in semi-annual
          repayments of $40,037 due April and October, maturing October 2000.            120,110           154,423

    b)    Immigration loan secured by a first ranking universal hypothec on the universality of the property, moveable and immovable, present and future and corporeal and incorporeal, bearing interest at 5.21% per
          annum due on November 2002.                                                    480,439           463,269

    c)    Immigration loan secured by a first ranking universal hypothec on the universality of the property, moveable and immovable, present and future, corporeal and incorporeal, bearing interest at 5.59% per
          annum, due on September 2003.                                                  480,439          463,269

    d)    Bank loan, bearing interest at prime plus 1% per annum repayable in
          monthly capital repayments of $1,538, maturing April 2002.                      55,362           57,833
                                                                                       ---------        ---------

          Balance carried forward                                                      1,136,350        1,138,794
                                                                                       ---------        ---------


DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
APRIL 30, 1999

10. LONG-TERM DEBT (Continued)


                                                                                         April            January
                                                                                          30,                31,
                                                                                         1999               1999
                                                                                       ----------         --------
                                                                                           $                  $
          Balance brought forward                                                      1,136,350          1,138,794

    e)    Bank loan, bearing interest at prime rate plus 1% per annum repayable in monthly capital repayments of $5,219 and a final
          repayment of $5,219 plus interest, maturing November 2001.                    161,793            171,107

    f)    Loan secured by providing land and a personal guarantee from a director as collateral bearing interest at prime plus 1% repayable by monthly capital repayments of $1,373. This loan was repaid
          during the year.                                                                  --                  --

    g)    The loan from Societe Developpement Industriel du Quebec bearing interest at a rate of approximately prime plus 1.50% which is deferred and capitalized for the minimum of either 12 months or when the accumulated interest is greater than 10% of the loan advance, repayable in annual payments commencing June 30, 1997 at a rate of
          15% of the prior year's net income to a maximum of $34,317 per annum.        79,557               82,229

    h)    Bank term loan secured by machinery and equipment bearing interest at prime plus 1.75% repayable in monthly capital repayments of
          $2,860, maturing May 1999.                                                    2,860               11,030

    i)    Small business investment loan, secured by machinery and equipment, repayable in monthly instalments of $2,539 plus interest at prime
          plus 1.75%, maturing February 2000.                                          29,101               35,407

    j)    Small business investment loan secured by a hypothec on specific equipment plus a personal guarantee from a director of the company bearing interest at prime plus 1.75% repayable by monthly capital
          instalments of $2,043.  This loan was repaid during the year.                    --                   --
                                                                                    ----------           ---------

          Balance carried forward                                                   1,409,661            1,438,567
                                                                                    ----------           ---------


DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
APRIL 30, 1999

10.   LONG-TERM DEBT (Continued)


                                                                                         April            January
                                                                                          30,                31,
                                                                                         1999               1999
                                                                                       ----------         --------
                                                                                           $                  $
          Balance brought forward                                                      1,409,661          1,438,567

    k)    Bank term loan secured by a first ranking universal hypothec on the universality of the property, moveable and immovable, present and future and corporeal and incorporeal, bearing interest at 7.99% per annum repayable in monthly capital repayments of $573 plus a final
          repayment of $69,139 in December 2002.                                          93,782             92,088

    l)    Loan secured by a universal hypothec on land and building, plus floating charge on all other assets bearing interest at prime plus 4%
          repayable by monthly capital repayments of $1,716. This loan was
          repaid during the year.                                                            --                --

    m)    Loan secured by a first and fixed mortgage charge on the land and building and a floating charge on all other assets, bearing interest at 9 1/2% repayable by monthly capital repayments of $6,863. This
          loan was repaid during the year.                                                   --                --

    n)    Obligation under capital lease for machinery and equipment subject to blended monthly instalments of $8,139 including imputed interest
          at 7.64% per annum to April 2000.                                             158,545           159,609

    0)    Obligation under capital lease for furniture and lab equipment subject to blended monthly instalments of $5,880 included imputed
          interest at 7.10% per annum to April 2001.                                    150,897           173,357

    p)    Government loans, without guarantee nor interest, repayable 15 years after their date of receipt, the first portion of $31,572 received
          July 1989 is repayable in July 2004.                                           63,143            60,887
                                                                                      ---------         ---------

          Balance carried forward                                                     1,876,028         1,924,508
                                                                                      ---------         ---------


DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
APRIL 30, 1999

10.   LONG-TERM DEBT (Continued)


                                                                                         April            January
                                                                                          30,                31,
                                                                                         1999               1999
                                                                                       ----------         --------
                                                                                           $                  $
          Balance brought forward                                                      1,876,028          1,924,508

    q)    Government loan of an original amount of $212,684, without guarantee nor interest, repayable in 4 equal annual instalments starting at the
          latest on December 1, 1997, maturing in December 2000.                         106,342            102,542

    r)    Other                                                                           18,156             19,420
                                                                                      -----------        ----------

                                                                                       2,000,526          2,046,470

          Less: Current portion                                                          515,903            440,523
                                                                                      -----------        ----------

                                                                                       1,484,623          1,605,947
                                                                                      -----------        ----------
                                                                                      -----------        ----------

    Future principal payment obligations are as follows:

    2000                                                                              $  515,903         $  440,523
    2001                                                                                 314,662            396,873
    2002                                                                                  72,786            145,015
    2003                                                                                 553,593            570,347
    2004                                                                                 543,582            493,712
                                                                                      -----------        ----------
                                                                                      $2,000,526         $2,046,470
                                                                                      -----------        ----------
                                                                                      -----------        ----------



11. NOTES PAYABLE

    The notes payable are non-interest bearing for which a portion of $395,102 is payable by 12 equal monthly payments of $32,924 beginning February 1, 1999 and the balance of $157,859 is due prior to January 31 2000.

12. DUE TO DIRECTOR

    The amount due to director is unsecured, non-interest bearing and is due on April 15, 2002.

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
APRIL 30, 1999


13. LOAN PAYABLE

    This loan payable is non-interest bearing and is owed to a private company, due on April 15, 2002.


14. DEFERRED REVENUE


                                                                         April             January
                                                                          30,                 31,
                                                                         1999                1999
                                                                      ----------          ----------
                                                                           $                   $

    Deferred revenue                                                    833,452             766,571
    Current portion                                                     181,626             161,226
                                                                       --------            --------

                                                                        651,826             605,345
                                                                       --------            --------
                                                                       --------            --------

    Deferred revenue will be recognized as income as follows:

    2000                                                               $181,626            $161,226
    2001                                                                214,257             216,524
    2002                                                                172,237             177,409
    2003                                                                197,708             136,867
    2004                                                                 67,624              74,545
                                                                       --------            --------

                                                                       $833,452            $766,571
                                                                       --------            --------
                                                                       --------            --------


DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
APRIL 30, 1999


15. CAPITAL STOCK

    a)   Authorized

         An unlimited number of preferred shares, non-cumulative, voting, no par value

         An unlimited number of common shares, voting, no par value

    b)   Issued


                                                                         April             January
                                                                          30,                 31,
                                                                         1999                1999
                                                                      ----------          ----------
                                                                           $                   $
         2,795,000 common shares                                       6,867,529           6,867,529
                                                                      ----------          ----------
                                                                      ----------          ----------



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

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
APRIL 30, 1999


16. COMMITMENTS AND CONTINGENCIES

    a) The company is committed to payments under operating leases for its premises totaling $288,735. Annual payments for the next three years are as follows:

         2000                                              $194,604
         2001                                                94,131
                                                           --------

                                                           $288,735
                                                           --------
                                                           --------



    b) The company is committed to make monthly payments of $10,684 into sinking funds which are given as security against the immigration loans. The annual payments for the next five years are as follows:

         2000                                              $128,211
         2001                                               128,611
         2002                                               128,611
         2003                                               128,611
         2004                                                20,563



    c) The company is in the process of constructing additional manufacturing facilities. The expected cost to complete the project is approximately $618,000 of which $549,100 been incurred to date.

    d) The company sells warranties on its products. Since there is no history of claims, no liability has been set up in the accounts. Payments under these warranties are accounted for as current expenditures.


17. SEGMENTED INFORMATION


                                                                 Three              Year
                                                                 Months             Ended
                                                                 Ended             January
                                                                April 30,             31,
                                                                  1999               1999
                                                               -----------        -----------
                                                                   $                   $
    The breakdown of sales by geographic area is as follows:

         Canada                                                2,773,600           9,531,130
         United States of America                              3,256,705          10,191,540
         International                                         1,286,490             493,179
                                                               -----------        -----------

                                                                7,316,795          20,215,849
                                                               -----------        -----------
                                                               -----------        -----------


DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
APRIL 30, 1999


18. ACQUISTIONS

    a)   Refplus Inc. and Thermoplus Air Inc.

         On February 1st, 1998 the company acquired 49.99% interest in Refplus Inc. for $430,180 and 100% interest in Thermoplus Air Inc. for $1,408,755. The allocation of purchase price is summarized as follows:

         Current assets                                    $ 1,161,885
         Property, plant and equipment                       1,852,492
         Goodwill                                              590,877
         Minority interest in Refplus Inc.                    (352,469)
         Liabilities                                        (1,413,850)
                                                           ------------

                                                           $ 1,838,935
                                                           ------------
                                                           ------------


    b)   Circul-aire Group

         On November 27, 1998 the company acquired 100% interest in Cascades Technologies Inc. and 9048-3140 Quebec Inc., corporate shareholders of the Circul-aire Group, for a total consideration of $2,377,895. The allocation of purchase price is summarized as follows:

         Current assets                                      $ 3,611,627
         Property, plant and equipment                           758,234
         Goodwill                                              1,340,761
         Investment                                              237,263
         Liabilities                                          (3,569,990)
                                                             ------------

                                                             $ 2,377,895
                                                             ------------
                                                             ------------



    c)   Accounting for Acquisitions

         The acquisitions in a) and b) have been accounted for by the purchase method and the results of operations of Refplus Inc., Thermoplus Air Inc. and Circul-aire Group from their date of acquisition, have been included in these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
APRIL 30, 1999


19. Uncertainty due to the Year 2000 Issue

    The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognise the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED APRIL 30, 1999 COMPARED TO THREE MONTH PERIOD ENDED APRIL 30, 1998.

         Revenues for the three month period ended April 30, 1999 were $ 7,316,795, a 42.52% increase over prior year revenues of $ 5,133,744. A major part of this increase is due to the consolidation of the Company`s newly acquired division , Circul-aire .

         Gross profit increased by $736,569 to $2,160,009 over the same period. This represents an increase of 1.79%, expressed in relation to sales. Due to low manufacturing costs, gross profit increased by 51.75% compared to an increase in sales of 42.52%.

         Selling and marketing expenses increased $ 326,905 in the three month period ended April 30, 1999. This increase reflects the costs of integrating Circul-aire's sales and marketing personnel and related expenses into the Company`s results. As a percentage of revenues, selling and marketing expenses increased from 10.36% to 11.73%.

         General and administrative expenses increased by $ 116,427 from $ 289,975 to $406,402. As a percentage of revenues, general and administrative decreased from 5.65% to 5.55%. The increase in dollar amount reflect the costs of integrating Circul-aire's general and administrative expenses in the Company's results..

         Financing expenses decreased by $ 7,352 from $ 95,764 to $ 88,412. As a percentage of revenues, financing expenses decreased from 1.87% to 1.21%

         Income before income taxes was $553,403, an increase of $ 139,126 compared to the three month period ended April 30, 1998. Relative to sales, income before income taxes slightly decreased from 8.05% for the three month period ended April 30, 1998 to 7.56% in the three month period ended April 30, 1999.

         Provisions for Income tax expenses as a percentage of taxable income increased from 28.0% for the 3 month ended April 30, 1998 to 33.4% for 1999. Tax expenses increased by $68,648 mainly because of the increase in taxable income.

         As a result of the above factors, the Company`s net income increased from $298,270 to $368,548, an increase of 23.56%.

LIQUIDITY AND CAPITAL RESSOURCES

The Company had a negative net change in cash of $389,702 for the three month period ended April 30, 1999. The principal sources of cash were net income of 368,548 and advances of bank loans in the amount of 1,186,829 . These items were offset by an increase in accounts receivable in the amount of 1,144,121, an increase of $522,141 in prepaids and sundry assets and a $453,338 increase in inventory , following an increase in the volume of business. For the three month period ended April 30, 1998, the Company had a slightly negative cash flow of $7,126. The principal source of cash flow was from operating activities in the amount of $ 298,270, and the principal use was purchasing of machinery and equipment in the amount of $ 316,213

PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    Reports on Form 8-K: None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         DECTRON INTERNATIONALE INC.


June  13, 1999                           By: /s/ Mauro Parissi
                                             ---------------------------------
                                             Mauro Parissi
                                             Chief Financial Officer/Principal
                                             Accounting Officer