Form 10QSB
period 1999-07-31
DECTRON INTERNATIONALE INC
filed 1999-09-14
CIK 1066042

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-QSB
(Mark One)

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For The Quarter Ended July 31, 1999 or

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 30, 1999, 2,795,000 Common Shares outstanding

      Transitional Small Business Disclosure (check One):

 Yes  [   ]         No [ X ]

                           DECTRON INTERNATIONALE INC.

                                      INDEX

                                                                    PAGE
                                                                    ----

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1- FINANCIAL STATEMENTS

             Consolidated Balance Sheet - July 31, 1999........................

             Consolidated Statements of Income - For the three months ended
             July 31, 1999 ....................

             Consolidated Statements of Cash Flows - For the six months ended July 31, 1999 and July 31, 1998.............................

             Notes to Financial Statements.....................................

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
           CONDITIONS AND RESULTS OF OPERATIONS................................
           ------------------------------------


PART II - OTHER INFORMATION
---------------------------

ITEM 2 - CHANGES IN SECURITIES.................................................
---------------------------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K......................................
-------------------------------------------------------------------------------

SIGNATURES
----------

                                            DECTRON INTERNATIONALE INC.
                                     INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                                   JULY 31, 1999








                                                 TABLE OF CONTENTS

Interim Consolidated Balance Sheet                                                                              2 - 3

Interim Consolidated Statement of Income For The Three Months Period Ended July 31, 1999                        4 - 6

Interim Consolidated Statement of Cash Flows                                                                    7 - 9

Interim Consolidated Statement of Stockholders' Equity                                                             10

Interim Notes to Consolidated Financial Statements                                                              11 - 26

ITEM 1

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED BALANCE SHEET
(AMOUNTS EXPRESSED IN U.S. DOLLARS)




                                                                                        July 31,            January 31,
                                                                                          1999                  1999
                                                                                      ---------------     ---------------

                                                                                            $                   $

     ASSETS

          Cash                                                                               682,654             389,702
          Accounts receivable (note 2)                                                     6,387,511           5,998,864
          Inventory (note 3)                                                               5,531,033           5,138,154
          Current portion of loans receivable                                                      -              43,018
               (note 4)
           Prepaid expenses and sundry asset                                               1,375,086             629,260
                                                                                      ---------------     ---------------

                                                                                          13,976,284          12,198,998

          Sinking funds (note 5)                                                             138,368              74,075
          Loans receivable (note 4)                                                           94,898              63,627
          Property, plant and equipment (note 6)                                           5,770,874           5,406,295
          Goodwill (note 7)                                                                1,794,034           1,888,400
                                                                                      ---------------     ---------------


                                                                                          21,774,458          19,631,395
                                                                                      ---------------     ---------------
                                                                                      ---------------     ---------------

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED BALANCE SHEET
(AMOUNTS EXPRESSED IN U.S. DOLLARS)




                                                                                        July 31,            January 31,
                                                                                          1999                  1999
                                                                                     ---------------      ---------------

                                                                                           $                    $

     LIABILITIES

          Bank loans (note 8)                                                             3,939,360            2,831,015
          Accounts payable and accrued expenses
             (note 9)                                                                     4,334,725            4,098,077
          Income taxes payable                                                               20,102                7,896
          Current portion of long-term debt (note 10)                                       379,872              440,523
          Notes payable (note 11)                                                           229,146              533,199
          Other loan payable                                                                  -                   64,553
          Current portion of deferred revenue (note 14)                                     189,634              161,226
                                                                                     ---------------      ---------------

                                                                                          9,092,839            8,136,489

          Long-term debt (note 10)                                                        1,898,187            1,605,947
          Due to director (note 12)                                                          49,987               51,639
          Loan payable (note 13)                                                            259,860              259,052
          Deferred revenue (note 14)                                                        664,111              605,345
          Deferred income taxes                                                             427,631              426,300
                                                                                     ---------------      ---------------

                                                                                         12,392,615           11,084,772
                                                                                     ---------------      ---------------

     STOCKHOLDERS' EQUITY

          Capital stock (note 15)                                                         6,867,529            6,867,529
          Retained earnings                                                               2,600,644            1,746,761
          Cumulative translation adjustments                                                (86,330)             (67,667)
                                                                                     ---------------      ---------------

          Total stockholders' equity                                                      9,381,843            8,546,623
                                                                                     ---------------      ---------------


          Total liabilities and stockholders' equity                                     21,774,458           19,631,395
                                                                                     ---------------      ---------------
                                                                                     ---------------      ---------------



The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JULY 31, 1999 AND 1998
(AMOUNTS EXPRESSED IN U.S. DOLLARS)





                                                                               Six Months       Six MonthS
                                                                                  Ended            Ended
                                                                                July 31,          July 31,
                                                                                  1999              1998
                                                                               ----------------------------

                                                                                 $                   $


        Net sales                                                             14,282,994           9,902,591

        Cost of sales                                                          9,797,322           6,803,680
                                                                           --------------      --------------

        Gross profit                                                           4,485,672           3,098,911
                                                                           --------------      --------------

        Operating expenses

               Selling                                                         1,734,945           1,144,639
               General and administrative                                        797,534             613,206
               Depreciation and amortization                                     520,015             238,169
               Interest expense                                                  173,763             164,564
                                                                           --------------      --------------

                                                                               3,226,257           2,160,578
                                                                           --------------      --------------

        Income before income taxes                                             1,259,415             938,333

               Income taxes                                                      405,532             330,981
                                                                           --------------      --------------

        Net Income                                                               853,883             607,352
                                                                           --------------      --------------
                                                                           --------------      --------------






The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC
INTERIM CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JULY 31, 1999
(AMOUNTS EXPRESSED IN U.S. DOLLARS)




                                                                                  Three           Three
                                                                                 Months           Months
                                                                                  Ended           Ended
                                                                                 July 31,        July 31,
                                                                                  1999             1998
                                                                           ----------------------------------
                                                                                 $                   $


        Net sales                                                              6,966,199           4,768,847

        Cost of sales                                                          4,640,536           3,096,376
                                                                           --------------      --------------

        Gross profit                                                           2,325,663           1,675,471
                                                                           --------------      --------------

        Operating expenses

               Selling                                                           876,337             612,936
               General and administrative                                        391,132             323,231
               Depreciation and amortization                                     266,831             146,448
               Interest expense                                                   85,351              68,800
                                                                           --------------      --------------

                                                                               1,619,651           1,115,415
                                                                           --------------      --------------

        Income before income taxes                                               706,012             524,056

               Income taxes                                                      220,677             214,974
                                                                           --------------      --------------

        Net Income                                                               485,335             309,082
                                                                           --------------      --------------
                                                                           --------------      --------------










The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC
INTERIM CONSOLIDATED STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JULY 31, 1999
(AMOUNTS EXPRESSED IN U.S. DOLLARS)





                                                                               Six Months           Year
                                                                                 Ended              Ended
                                                                                July 31,          January 31,
                                                                                  1999               1999
                                                                           ------------------------------------
                                                                                 $                    $


        Net sales                                                             14,282,994            20,215,849

        Cost of sales                                                          9,797,322            13,697,877
                                                                           --------------      ----------------

        Gross profit                                                           4,485,672             6,517,972
                                                                           --------------      ----------------

        Operating expenses

               Selling                                                        1,734,945              2,527,915
               General and administrative                                        797,534             1,219,981
               Depreciation and amortization                                     520,015               733,744
               Interest expense                                                  173,763               395,941
                                                                           --------------      ----------------

                                                                               3,226,257             4,877,581
                                                                           --------------      ----------------

        Income before income taxes                                             1,259,415             1,640,391

               Income taxes                                                      405,532               511,210
                                                                           --------------      ----------------

        Net Income                                                               853,883             1,129,181
                                                                           --------------      ----------------
                                                                           --------------      ----------------


        Net income per common stock                                                 0.31                  0.54
                                                                           --------------      ----------------
                                                                           --------------      ----------------


        Number of common stock oustanding                                      2,795,000             2,082,781
                                                                           --------------      ----------------
                                                                           --------------      ----------------



The accompanying notes are an integral part of these consolidated financial statements

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 31, 1999
(AMOUNTS EXPRESSED IN U.S. DOLLARS)




                                                                              Six Months            Year
                                                                                 Ended             Ended
                                                                               July 31,          January 31,
                                                                                 1999              1999
                                                                           --------------------------------------
                                                                                 $                    $



Cash flows from operating activities:
        Net income                                                              853,883          1,129,181

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Depreciation and amortization                                           424,820            733,744
        Loss on disposal of property, plant and
             equipment                                                             --                 --
        Increase in accounts receivable                                        (388,647)        (2,955,035)
        Increase in inventory                                                  (392,879)        (1,320,706)
        Increase in prepaid expenses and sundry
             assets                                                            (745,826)          (336,329)
        Increase in accounts payable and accrued
             expenses                                                           236,648          2,133,797
        Increase (decrease) in income taxes
             payable                                                             12,206            192,606
        Increase (decrease) in deferred income
             taxes                                                                 --               15,657
        Increase in deferred revenue                                             87,174            168,656
                                                                             ----------         ----------

Net cash (used in) provided by operating
        activities                                                               87,379           (623,641)
                                                                             ----------         ----------

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 31, 1999
(AMOUNTS EXPRESSED IN U.S. DOLLARS)




                                                                                   Six Months            Year
                                                                                      Ended             Ended
                                                                                    July 31,           January 31,
                                                                                      1999              1999
                                                                              -------------------------------------
                                                                                    $                     $

         Cash flows from investing activities:
                 Purchase of property, plant and equipment                         (777,042)            (1,939,538)
                 Acquisition of Goodwill                                             -                  (1,931,638)
                                                                              --------------        ---------------

         Net cash used in investing activities                                     (777,042)            (3,871,176)

         Cash flows from financing activities:
                 Acquisition of minority interest in equity                          -                    (352,469)
                      consolidated entity
                 Sinking funds                                                      (64,293)               (66,037)
                 Advances to directors                                              -                       15,706
                 (Advances to) repayments from
                      corporate shareholders                                        -                       72,169
                 Notes payable                                                     (304,053)               533,199
                 Other loan payable                                                 (64,553)                64,553
                 Advances from (re-payment of)
                      long term debt                                                231,589                 54,970
                 Advances from (repayment of)
                      loan payable                                                   11,747               (96,284)
                 Advances (repayments) of bank loans                              1,108,345              (296,325)
                 Issuance of common shares                                          -                    4,932,834
                                                                              --------------        ---------------

         Net cash provided by financing activities                                  918,782              4,830,904

         Effect of foreign currency exchange rate
                 changes                                                             63,833                 25,460
                                                                              --------------        ---------------

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 31, 1999
(AMOUNTS EXPRESSED IN U.S. DOLLARS)




                                                                                  Six Months             Year
                                                                                     Ended               Ended
                                                                                    July 31,         January 31,
                                                                                     1999                1999
                                                                             ---------------------------------------
                                                                                   $                      $


         Net increase (decrease) in cash and cash                                   292,952                 361,547
                 equivalents

                 Beginning of year                                                  389,702                  28,155
                                                                             ---------------       -----------------

                 End of year                                                        682,654                 389,702
                                                                             ---------------       -----------------
                                                                             ---------------       -----------------


         Supplemental disclosure of cash
                 flow information

                 Interest                                                           110,856                 450,324
                                                                             ---------------       -----------------
                                                                             ---------------       -----------------

                 Income taxes                                                       426,595                 398,091
                                                                             ---------------       -----------------
                                                                             ---------------       -----------------

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JULY 31, 1999



                                               Common Stock
                                     --------------------------------
                                                                             Cumulative
                                                                               Retained            Translation
                                         Number          Amount                Earnings            Adjustments
                                      ------------      --------------   ----------------       ---------------
                                                              $                  $                  $

Balance January 31, 1997                  91,267           (1,934,695)            (245,751)              73,722
Foreign currency translation                -                   -                   -                 (168,499)
Net income for the year                     --                   --                863,331                 --
                                      ----------           ----------           ----------           ----------

Balance January 31, 1998                  91,267            1,934,695              617,580              (94,777)

Redemption of shares                     (91,267)          (1,934,695)                -                   -
Issuance of common shares              2,795,000            8,421,450                 -                   -
Cost of issuance                            -              (1,553,921)                -                   -
Foreign currency translation                -                    -                    -                 27,110
Net income for the year                     -                    -               1,129,181                 --
                                      ----------           ----------           ----------           ----------

Balance January 31, 1999               2,795,000            6,867,529            1,746,761              (67,667)

Net income for period  ended                -                    -                 853,883

    July 31, 1999
Foreign currency translation                                                                            (18,663)
    July 31, 1999
                                      ----------           ----------           ----------           ----------

Balance July 31, 1999                  2,795,000            6,867,529            2,600,644              (86,330)
                                      ----------           ----------           ----------           ----------
                                      ----------           ----------           ----------           ----------

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JULY 31, 1999




1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a)    Basis of Consolidated Financial Statements Presentation

            These consolidated financial statements include the accounts of Dectron Internationale Inc., Dectron Inc. Consolidated and Circul-aire Group.

            Dectron Inc. Consolidated is comprised of Dectron Inc.'s accounts and of its wholly owned subsidiaries, Refplus Inc., Thermoplus Air Inc., Fiber Mobile Ltd. and Dectron U.S.A. Inc.

            Circul-aire Group is comprised of 9048-3140 Quebec Inc. and Cascades Technologies Inc.'s accounts and of its wholly owned subsidiaries, PM Wright Ltd., Purafil Canada Inc. and 122248 Canada Inc.

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

      c)    Cash and Cash Equivalents

            Cash and cash equivalents include cash on hand, amounts due from banks and any other highly liquid investments purchased with a maturity of three months or less. The carrying amounts approximate fair value because of the short maturity of these instruments.

      d)    Other Financial Instruments

            The carrying amount of the company's accounts receivables and payables approximates fair value because of the short maturity of these instruments.

      e)     Inventory

             Inventory is valued at the lower of cost and net realizable value. Cost is determined on the first-in, first-out basis.

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JULY 31, 1999



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      f)     Property, Plant and Equipment

             Property, plant and equipment are recorded at cost and are amortized on the basis of their estimated useful lives at the undernoted rates and methods:




             Building                                         4 or 5%         Straight line
             Machinery and manufacturing equipment            10%             Straight line or 20% declining balance
             Furniture and fixtures                           15 or 20%       Straight line or 20% declning balance
             Computers                                        15 or 30%       Straight line 0r 30% declining balance
             Rolling stock                                    30%             Straight line or 30% declining balance
             Leasehold improvements                                           Straight line over term of the lease
             Equipment under capital lease                    20 or 30%       Declining balance



             Depreciation for assets acquired during the year are recorded at one half of the indicated rates.

      g)     Goodwill

             Goodwill is the excess of cost over the value of net assets acquired. It is amortized on the straight-line basis over ten years.

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

      i)     Deferred Revenue

             The company has sold extended warranty contracts covering a period of four years beyond the one year basic guarantee. The deferred revenue is recognized as income over the four year period on a straight-line basis commencing one year from the sale of the contracts.

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JULY 31, 1999



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

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JULY 31, 1999



2.    ACCOUNTS RECEIVABLE



                                                                                           July            January
                                                                                           31,                 31,
                                                                                           1999               1999
                                                                                      ---------------     ---------------
                                                                                            $                   $

     Accounts receivable                                                                   6,476,876           6,073,650
     Less: Allowance for doubtful accounts                                                    89,367              74,786
                                                                                      ---------------     ---------------

     Accounts receivable - net                                                             6,387,509           5,998,864
                                                                                      ---------------     ---------------
                                                                                      ---------------     ---------------



3.    INVENTORY

      Inventory is comprised of the following:



                                                                                           JULY            JANUARY 31,
                                                                                           31,                 1999
                                                                                           1999
                                                                                      ---------------     ---------------
                                                                                            $                   $

     Raw materials                                                                         3,674,566           3,182,498
     Work-in-process                                                                         873,463             856,308
     Finished goods                                                                          983,004           1,099,348
                                                                                      ---------------     ---------------

                                                                                           5,531,033           5,138,154
                                                                                      ---------------     ---------------
                                                                                      ---------------     ---------------

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JULY 31, 1999



4.    LOANS RECEIVABLE

      The loans receivable consist of the following:




                                                                                           July              January
                                                                                           31,                  31,
                                                                                           1999                1999
                                                                                           ----                ----
                                                                                            $                   $

     Loan receivable - private company (secured)                                              28,251              61,138
     Loan receivable - corporate shareholder
          (unsecured)                                                                         61,759              45,507
                                                                                      ---------------     ---------------

                                                                                              89,759             106,645

     Current portion                                                                            -                 43,018
                                                                                      ---------------     ---------------

                                                                                              89,759              63,627
                                                                                      ---------------     ---------------
                                                                                      ---------------     ---------------


      These loans are non-interest bearing with no specific terms of repayment.



5.    SINKING FUNDS

      The sinking funds are restricted in use since all amounts paid into them must be used to repay the immigration loans (see note 10-b and c).

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JULY 31, 1999



6.    PROPERTY, PLANT AND EQUIPMENT




                                                                                           JULY            JANUARY 31,
                                                                                           31,                 1999
                                                                                           1999
                                                                                      ---------------     ---------------
                                                                                            $                   $
     Land                                                                                    230,678             229,980
     Building                                                                              2,386,440           1,977,700
     Machinery and manufacturing equipment                                                 5,084,870           4,788,949
     Furniture and fixtures                                                                  525,543             513,720
     Computers                                                                             1,241,947           1,175,318
     Rolling stock                                                                            97,320              91,831
     Leasehold improvements                                                                  430,942             424,463
     Equipment under capital lease                                                           522,404             520,779
                                                                                      ---------------     ---------------

     Cost                                                                                 10,520,164           9,722,740
                                                                                      ---------------     ---------------

     Less accumulated depreciation and amortization:

     Building                                                                                286,659             244,168
     Machinery and manufacturing equipment                                                 2,547,841           2,309,951
     Furniture and fixtures                                                                  407,768             390,403
     Computers                                                                               928,928             854,833
     Rolling stock                                                                            36,897              24,760
     Leasehold improvements                                                                  333,927             320,582
     Equipment under capital lease                                                           207,270             171,748
                                                                                      ---------------     ---------------

                                                                                           4,749,290           4,316,445
                                                                                      ---------------     ---------------

     Net                                                                                   5,770,874           5,406,295
                                                                                      ---------------     ---------------
                                                                                      ---------------     ---------------

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JULY 31, 1999



7.    GOODWILL




                                                                                           JULY              JANUARY
                                                                                           31,                 31,
                                                                                           1999                1999
                                                                                      ---------------     ---------------
                                                                                            $                   $

     Cost                                                                                  1,993,499           1,987,298
     Less: Accumulated amortization                                                          199,465              98,898
                                                                                      ---------------     ---------------

     Net                                                                                   1,794,034           1,888,400
                                                                                      ---------------     ---------------
                                                                                      ---------------     ---------------


8.    BANK LOANS

      The bank loans bear interest at the prime lending rate plus 0.25% per annum with interest payable monthly.

      As security, the company has provided a moveable hypothec on accounts receivable, inventories and commercial equipment, a $3,983,270 hypothec on all assets of the company, including a first ranking hypothec in the amount of $3,983,270 on the proceeds of all risks insurance on the property and a solidary guarantee in the amount of $3,319,392.

      The company finances its operations mainly through the use of Bankers Acceptance bearing an average lending rate of less than prime.



9.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES



                                                                                           July              January
                                                                                           31,                 31,
                                                                                           1999                1999
                                                                                      ---------------     ---------------
                                                                                            $                   $

     Accounts payable and accrued expenses are comprised of the following:


         Trade payable                                                                     2,239,644           2,723,858
         Accrued expenses                                                                  2,095,081           1,374,219
                                                                                      ---------------     ---------------

                                                                                           4,334,725           4,098,077
                                                                                      ---------------     ---------------
                                                                                      ---------------     ---------------

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JULY 31, 1999



10.   LONG-TERM DEBT




                                                                                           JULY               JANUARY
                                                                                           31,                   31,
                                                                                           1999                 1999
                                                                                      ---------------       ---------------
                                                                                            $                   $

      a)    Balance of sale secured by land and building plus rent, present and future on the building, without interest, repayable in semi-annual repayments of $38,726 due April and October, maturing October 2000.
            This loan was paid during the period.                                              -                  154,423

      b)    Immigration loan secured by a first ranking universal hypothec on the universality of the property, moveable and immovable, present and future and corporeal and incorporeal, bearing interest at 5.21%
            per annum due on November 2002.                                                   464,715             463,269

      c)    Immigration loan secured by a first ranking universal hypothec on the universality of the property, moveable and immovable, present and future, corporeal and incorporeal, bearing interest at 5.59% per
            annum, due on September 2003.                                                     464,715             463,269

      d)    Immigration loan secured by a first ranking universal hypothec on the universality of the property, moveable and immovable, present and future, corporeal and incorporeal, bearing interest at 5.26% per
            annum, due on May 2004.                                                           464,715             463,269

      e)    Bank loan, bearing interest at prime plus 1% per annum repayable in
            monthly capital repayments of $1,488, maturing April 2002.                         49,087              57,833
                                                                                      ---------------     ---------------
            Balance carried forward                                                         1,443,232           1,138,794
                                                                                      ---------------     ---------------

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JULY 31, 1999

10.   LONG-TERM DEBT (Continued)




                                                                                           July            January
                                                                                           31,                 31,
                                                                                           1999               1999
                                                                                      ---------------     ---------------
                                                                                            $                   $

            Balance brought forward                                                         1,443,232           1,138,794

      f)    Bank loan, bearing interest at prime rate plus 1% per annum repayable in monthly capital repayments of 5,053 and a final
            repayment of $5,053 plus interest, maturing November 2001                         140,984             171,107

      g)    The loan from Societe Development Industriel du Quebec bearing interest at a rate of approximately prime plus 1.50% which is deferred and capitalized for the minimum of either 12 months or when the accumulated interest is greater than 10% of the loan advance, repayable in annual payments commencing June 30, 1997 at a rate of
            15% of the prior year's net income to a maximum of $33,194 per
            annum.                                                                             76,953               82,229

      h)    Bank term loan secured by machinery and equipment bearing interest at prime plus 1.75% repayable in monthly capital repayments of
            $2,766, maturing May 1999. This loan was paid during the period.                     -                  11,030

      i)    Small business investment loan, secured by machinery and equipment, repayable in monthly instalments of $2,456 plus interest at prime
            plus 1.75%, maturing February 2000.                                                18,323               35,407

      j)    Bank loan, bearing interest at prime rate plus 1% per annum repayable in monthly capital repayments of $369 and a final
            repayment of $43,879 plus interest, maturing May 2001                              66,019                  -
                                                                                      ---------------      ---------------

            Balance carried forward                                                         1,745,511            1,438,567
                                                                                      ---------------      ---------------

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JULY 31, 1999



10.   LONG-TERM DEBT (Continued)



                                                                                           July            January
                                                                                           31,                 31,
                                                                                           1999               1999
                                                                                      ---------------     ---------------
                                                                                            $                   $

           Balance brought forward                                                         1,745,511           1,438,567

     k)    Bank term loan secured by a first ranking universal hypothec on the universality of the property, moveable and immovable, present and future and corporeal and incorporeal, bearing interest at 7.99% per annum repayable in monthly capital repayments of $554 plus a final repayment of $66,876 in December 2002.
                                                                                              89,049              92,088

     l)    Obligation under capital lease for machinery and equipment subject to blended monthly instalments of $7,873 including imputed interest
           at 7.64% per annum to April 2000.                                                 118,324             159,609

     m)    Obligation under capital lease for furniture and lab equipment subject to blended monthly instalments of $5,687 included imputed
           interest at 7.10% per annum to April 2001.                                        145,646             173,357

     n)    Government loans, without guarantee nor interest, repayable 15 years after their date of receipt, the first portion of $30,538 received
           July 1989 is repayable in July 2004.                                               61,077              60,887
                                                                                      ---------------     ---------------

           Balance carried forward                                                         2,159,607           1,924,508
                                                                                      ---------------     ---------------

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JULY 31, 1999



10.   LONG-TERM DEBT (Continued)



                                                                                           July            January
                                                                                           31,                 31,
                                                                                           1999              1999
                                                                                      ---------------     ---------------
                                                                                            $                   $

           Balance brought forward                                                         1,876,028           1,924,508

     o)    Government loan of an original amount of $205,723, without guarantee nor interest, repayable in 4 equal annual instalments starting at the latest on December 1, 1997, maturing in December 2000.
                                                                                             102,861             102,542

     p)    Other                                                                              15,891              19,420
                                                                                      ---------------     ---------------

                                                                                           2,278,059           2,046,470

           Less: Current portion                                                             379,872             440,523
                                                                                      ---------------     ---------------

                                                                                           1,898,187           1,605,947
                                                                                      ---------------     ---------------
                                                                                      ---------------     ---------------

      Future principal payment obligations are as follows:





      2000                                                                            $     379,872      $     440,523
      2001                                                                                  266,029            396,873
      2002                                                                                   55,097            145,015
      2003                                                                                  538,248            570,347
      2004                                                                                1,038,813            493,712
                                                                                        ------------       ------------

                                                                                      $   2,278,059      $   2,046,470
                                                                                        ------------       ------------
                                                                                        ------------       ------------

11.   NOTES PAYABLE

      The notes payable are non-interest bearing for which a portion of $382,170 is payable by 12 equal monthly payments of $32,924 beginning February 1, 1999 and the balance of $152,692 is due prior to January 31 2000.

12.   DUE TO DIRECTOR
      The amount due to director is unsecured, non-interest bearing and is due on April 15, 2002.

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JULY 31, 1999



13.   LOAN PAYABLE

      This loan payable is non-interest bearing and is owed to a private company, due on April 15, 2002.



14.   DEFERRED REVENUE



                                                                                           July            January
                                                                                           31,                 31
                                                                                           1999               1999
                                                                                      ---------------     ---------------

                                                                                            $                   $

     Deferred revenue                                                                        853,745             766,571
     Current portion                                                                         189,953             161,226
                                                                                      ---------------     ---------------

                                                                                             664,111             605,345
                                                                                      ---------------     ---------------
                                                                                      ---------------     ---------------

      Deferred revenue will be recognized as income as follows:


      2000                                                                           $     189,634      $     161,226
      2001                                                                                 196,953            216,524
      2002                                                                                 156,831            177,409
      2003                                                                                 107,987            136,867
      2004                                                                                 202,340             74,545
                                                                                       ------------       ------------

                                                                                     $     853,745      $     766,571
                                                                                       ------------       ------------
                                                                                       ------------       ------------

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JULY 31, 1999



15.   CAPITAL STOCK

      a) Authorized

            An unlimited number of preferred shares, non-cumulative, voting, no par value

            An unlimited number of common shares, voting, no par value

      b) Issued




                                                                                        July               January
                                                                                        31,                  31,
                                                                                        1999                 1999

            2,795,000 common shares                                                     6,867,529        6,867,529
                                                                                        ---------        ---------
                                                                                        ---------        ---------





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

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JULY 31, 1999

16.   COMMITMENTS AND CONTINGENCIES

      a) The company is committed to payments under operating leases for its premises totaling $288,735. Annual payments for the next three years are as follows:





          2000                                                                        $      166,424
          2001                                                                                67,211

                                                                                      ---------------

                                                                                      $      233,635
                                                                                     ---------------
                                                                                     ---------------


      b) The company is committed to make monthly payments of $12,990 into sinking funds which are given as security against the immigration loans. The annual payments for the next five years are as follows:



           2000                                                                       $      155,881
           2001                                                                              155,881
           2002                                                                              155,881
           2003                                                                               93,918
           2004                                                                               28,613

      c) The company completed construction of additional manufacturing facilities. The total cost incurred for the project is $680,196.

      d) The company sells warranties on its products. Since there is no history of claims, no liability has been set up in the accounts. Payments under these warranties are accounted for as current expenditures.

17.   SEGMENTED INFORMATION


                                                                                         Six                 Year
                                                                                         Months              Ended
                                                                                         Ended              January
                                                                                         July 31,              31,
                                                                                           1999              1999
                                                                                      ---------------     ---------------
                                                                                            $                   $

     The breakdown of sales by geographic area is as follows:

          Canada                                                                           5,202,450           9,531,130
          United States of America                                                         7,124,589          10,191,540
          International                                                                    1,955,955             493,179
                                                                                      ---------------     ---------------

                                                                                          14,282,994          20,215,849
                                                                                      ---------------     ---------------
                                                                                      ---------------     ---------------

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JULY 31, 1999



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

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
JULY 31, 1999


19.   UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

      The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognise the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 is processed. In addition, similar problems may arise in some systems, which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

ITEM 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

SIX MONTH PERIOD ENDED JULY 31, 1999 COMPARED TO SIX MONTH PERIOD ENDED JULY 31, 1998.

      Revenues for the six month period ended July 31, 1999 were $14,282,994, a 44.23% increase over prior year revenues of $9,902,591. A major part of this increase is due to the consolidation of the Company's newly acquired division, Circul-aire.

      Gross profit increased by $1,386,761 to $4,485,672 over the same period. This represents a slight increase of 0.12%, expressed in relation to sales. Due to low manufacturing costs, gross profit increased by 44.75% compared to an increase in sales of 44.23%.

      Selling and marketing expenses increased $590,306 in the six month period ended July 31, 1999. This increase reflects the costs of integrating Circul-aire's sales and marketing personnel and related expenses into the Company's results. As a percentage of revenues, selling and marketing expenses increased from 11.56% to 12.15%.

      General and administrative expenses increased by $184,328 from $613,206 to $797,534. As a percentage of revenues, general and administrative decreased from 6.19% to 5.58%. The increase in dollar amount reflects the costs of integrating Circul-aire's general and administrative expenses in the Company's results.

      Financing expenses increased by $ 9,199 from $164,564 to $173,763. As a percentage of revenues, financing expenses decreased from 1.66% to 1.22%

      Income before income taxes was $1,259,415, an increase of $321,082 compared to the six month period ended July 31, 1998. Relative to sales, income before income taxes slightly decreased from 9.48% for the six month period ended July 31, 1998 to 8.82% in the six month period ended July 31, 1999.

      Provisions for Income tax expenses as a percentage of taxable income decreased from 35.27% for the six month ended July 31, 1998 to 32.2% for 1999. Tax expenses increased by $74,5511 mainly because of the increase in taxable income.

      As a result of the above factors, the Company`s net income increased from $607,352 to $853,883, an increase of 40.59%.

THREE MONTH PERIOD ENDED JULY 31, 1999 COMPARED TO THREE MONTH PERIOD ENDED JULY 31, 1998.

      Revenues for the three month period ended July 31, 1999 were $6,966,199, a 46.08% increase over prior year revenues of $4,768,847. A major part of this increase is due to the consolidation of the Company's newly acquired division, Circul-aire.

      Gross profit increased by $653,192 to $2,325,663 over the same period. This represents a slight decrease of 1.69%, expressed in relation to sales. Gross profit increased by 39.06% compared to an increase in sales of 46.08%.
      Selling and marketing expenses increased $263,401 in the three month period ended July 31, 1999. This increase reflects the costs of integrating Circul-aire's sales and marketing personnel and related expenses into the Company's results. As a percentage of revenues, selling and marketing expenses slightly decreased from 12.85% to 12.58%.

      General and administrative expenses increased by $67,901 from $323,231 to $391,132. As a percentage of revenues, general and administrative decreased from 6.78% to 5.61%. The increase in dollar amount reflects the costs of integrating Circul-aire's general and administrative expenses in the Company's results.

      Financing expenses increased by $16,551 from $68,800 to $85,351. As a percentage of revenues, financing expenses decreased from 1.44% to 1.23%

      Income before income taxes was $706,012, an increase of $181,956 compared to the three month period ended July 31, 1998. Relative to sales, income before income taxes slightly decreased from 10.99% for the three month period ended July 31, 1998 to 10.13% in the three month period ended July 31, 1999.

      Provisions for Income tax expenses as a percentage of taxable income decreased from 41.02% for the three month ended July 31, 1998 to 31.26% for 1999. Tax expenses increased by $5,703 mainly because of the increase in taxable income.

      As a result of the above factors, the Company's net income increased from $309,082 to $485,335, an increase of 57.02%.

LIQUIDITY AND CAPITAL RESSOURCES

The Company had a positive net change in cash of $292,952 for the six month period ended April 30, 1999. The principal sources of cash were net income of 853,883, advances of bank loans in the amount of $1,108,345 and depreciation and amortization of $424,820. Principal uses of cash were the cost of construction on the Company's new manufacturing facilities for $680.196, an increase of $745,825 in prepaid and sundry assets, an increase in inventory in the amount of $392,879and an increase in accounts receivable in the amount of $388,647.

For the six month period ended April 30, 1998, the Company had a negative net change in cash of $ 8,830. The principal sources of cash flow was from operating activities in the amount of $607,352 and advances of bank indebtedness of $ 753,239. The principal uses were an increase of accounts receivables in the amount of $1,286,832 and the purchasing of machinery and equipment in the amount of $632,425

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DECTRON INTERNATIONALE INC.


September 13, 1999                         By:/s/ Mauro Parissi
                                              -----------------
                                                Mauro Parissi
                                   Chief Financial Officer/Principal Accounting
                                                  Officer