Form 10QSB
period 1999-10-31
DECTRON INTERNATIONALE INC
filed 1999-12-15
CIK 1066042

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended October 31, 1999 or

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 31, 1999, 2,795,000 Common Shares outstanding

         Transitional Small Business Disclosure (check One):

 Yes    [   ]         No [ X ]

                           DECTRON INTERNATIONALE INC.

                                      INDEX


                                                                                                   PAGE

PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

                  Interim Consolidated Balance Sheet - October 31, 1999..........................  1-2

                  Interim Consolidated Statements of Income - For the nine months ended
                  October 31, 1999...............................................................   3

                  Interim Consolidated Statements of Income - For the three months ended
                  October 31, 1999...............................................................   4

                  Interim Consolidated Statements of Cash Flows - For the nine months ended
                  October 31, 1999 and October 31, 1998..........................................  5-7

                  Interim Consolidated Statement of Stockholder's Equity - October 31, 1999......   8

                  Notes to Financial Statements..................................................  9-24

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITIONS AND RESULTS OF OPERATIONS..................................................   25


PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K........................................................   28

SIGNATURES.......................................................................................   29

                           DECTRON INTERNATIONALE INC.

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                OCTOBER 31, 1999



                                                 TABLE OF CONTENTS


Interim Consolidated Balance Sheet..............................................................................1-2

Interim Consolidated Statement of Income For The Nine Month Period Ended October 31, 1999........................3

Interim Consolidated Statement of Income For The Three Month Period Ended October 31, 1999.......................4

Interim Consolidated Statement of Cash Flows....................................................................5-7

Interim Consolidated Statement of Stockholders' Equity...........................................................8

Interim Notes to Consolidated Financial Statements..............................................................9-24

ITEM 1.             FINANCIAL STATEMENTS

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED BALANCE SHEET
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


                                                                                   OCTOBER 31,         JANUARY 31,
                                                                                      1999                1999
                                                                                    $                   $
ASSETS


    CASH                                                                             364,170                 389,702
    ACCOUNTS RECEIVABLE (NOTE 2)                                                   8,411,111               5,998,864
    INVENTORY (NOTE 3)                                                             6,611,578               5,138,154
    CURRENT PORTION OF LOANS RECEIVABLE (NOTE 4)                                           -                  43,018
    PREPAID EXPENSES AND SUNDRY ASSET                                              1,588,180                 629,260

                                                                             ---------------         ---------------

                                                                                  16,975,039              12,198,998


    SINKING FUNDS (NOTE 5)                                                           188,154                  74,075
    LOANS RECEIVABLE (NOTE 4)                                                         91,963                  63,627
    PROPERTY, PLANT AND EQUIPMENT (NOTE 6)                                         8,586,916               5,406,295
    PATENTS AND TRADEMARKS                                                            99,166                       -
    GOODWILL (NOTE 7)                                                              1,785,390               1,888,400
                                                                             ---------------         ---------------

                                                                                  27,726,628              19,631,395
                                                                             ===============         ===============

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED BALANCE SHEET
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


                                                                                    OCTOBER 31,          JANUARY 31,
                                                                                        1999                1999
                                                                                      $                       $
LIABILITIES


    Bank loans (note 8)                                                                4,650,685              2,831,015
    Accounts payable and accrued expenses (note 9)                                     5,085,223              4,098,077

    Income taxes payable                                                                   6,247                  7,896
    Current portion of long-term debt (note 10)                                          341,047                440,523
    Notes payable (note 11)                                                              118,033                533,199
    Other note payable  (note 12)                                                        600,000                      -
    Other loan payable                                                                         -                 64,553
    Current portion of deferred revenue (note 14)                                        208,429                161,226
                                                                              ------------------      -----------------

                                                                                      11,009,664              8,136,489

    Long-term debt (note 10)                                                           1,932,821              1,605,947
    Other note payable  (note 12)                                                      3,400,000
    Due to director (note 13)                                                             51,176                 51,639
    Loan payable (note 14)                                                               261,284                259,052
    Deferred revenue (note 15)                                                           701,669                605,345
    Deferred income taxes                                                                437,803                426,300
                                                                              ------------------      -----------------

                                                                                      17,794,417             11,084,772

                                                                              ------------------      -----------------

STOCKHOLDERS' EQUITY


    Capital stock (note 16)                                                            6,867,529              6,867,529
    Retained earnings                                                                  2,980,733              1,746,761
    Cumulative translation adjustments                                                    83,949               (67,667)
                                                                              ------------------      -----------------

    Total stockholders' equity                                                         9,932,211              8,546,623
                                                                              ------------------      -----------------


    Total liabilities and stockholders' equity                                        27,726,628             19,631,395

                                                                              ==================      =================


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


                                                                             NINE MONTHS       NINE MONTHS
                                                                                ENDED             ENDED
                                                                             OCTOBER 31,       OCTOBER 31,
                                                                                 1999              1998

                                                                        -------------------------------------
                                                                               $                    $

    Net sales                                                                22,903,712            15,072,431


    Cost of sales                                                            15,756,438            10,294,822

                                                                        ---------------      ----------------

    Gross profit                                                              7,147,274             4,777,609

                                                                        ---------------      ----------------

    Operating expenses


           Selling                                                            2,830,670             1,709,474
           General and administrative                                         1,284,465               900,917
           Depreciation and amortization                                        868,899               404,513
           Interest expense                                                     370,417               283,932
                                                                        ---------------      ----------------

                                                                              5,354,451             3,298,836
                                                                        ---------------      ----------------

    Income before income taxes                                                1,792,823             1,478,773


           Income taxes                                                         558,851               543,543
                                                                        ---------------      ----------------

    Net income                                                                1,233,972               935,230

                                                                        ===============      ================



The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC
INTERIM CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


                                                                                THREE             THREE
                                                                               MONTHS            MONTHS
                                                                                ENDED             ENDED
                                                                             OCTOBER 31,       OCTOBER 31,
                                                                                1999              1998

                                                                        ------------------------------------
                                                                               $                    $

    Net sales                                                                 8,620,718            5,169,840


    Cost of sales                                                             5,959,116            3,491,142

                                                                        ---------------      ---------------

    Gross profit                                                              2,661,602            1,678,698

                                                                        ---------------      ---------------

    Operating expenses


           Selling                                                            1,095,725              564,835
           General and administrative                                           486,931              287,711
           Depreciation and amortization                                        348,884              166,344
           Interest expense                                                     196,654              119,368
                                                                        ---------------      ---------------

                                                                              2,128,194            1,138,258
                                                                        ---------------      ---------------

    Income before income taxes                                                  533,408              540,440


           Income taxes                                                         153,319              212,563
                                                                        ---------------      ---------------

    Net income                                                                  380,089              327,877

                                                                        ===============      ===============


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 31, 1999
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


                                                                          NINE MONTHS ENDED      YEAR ENDED
                                                                             OCTOBER 31,         JANUARY 31,
                                                                                 1999               1999

                                                                        ---------------------- ---------------
                                                                              $                       $

     Cash flows from operating activities:

             Net income                                                      1,233,972               1,129,181

     Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:

             Depreciation and amortization                                     875,031                 733,744
             Loss on disposal of property, plant and
                  equipment                                                   -                       -
             Increase in accounts receivable                               (2,412,247)             (2,955,035)
             Increase in inventory                                         (1,473,424)             (1,320,706)
             Increase in prepaid expenses and sundry
                  assets                                                     (858,920)               (336,329)
             Increase in accounts payable and accrued
                  expenses                                                     987,146               2,133,797
             Increase (decrease) in income taxes
                  payable                                                      (1,649)               (192,606)
             Increase (decrease) in deferred income
                  taxes                                                         11,503                  15,657
             Increase in deferred revenue                                      143,527                 168,656
                                                                        --------------         ---------------

     Net cash (used in) provided by operating
             activities                                                    (1,495,061)               (623,641)
                                                                        --------------         ---------------

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 31, 1999
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


                                                                             NINE MONTHS ENDED      YEAR ENDED
                                                                              OCTOBER 31, 1999   JANUARY 31, 1999
                                                                           --------------------------------------
                                                                                 $                      $

     Cash flows from investing activities:


             Purchase of property, plant and equipment                        (3,732,886)             (1,939,538)
             Purchase of patents and trademarks                                 (100,000)
             Acquisition of goodwill                                             -                    (1,931,638)
                                                                           --------------        ----------------

     Net cash used in investing activities                                    (3,832,886)             (3,871,176)

     Cash flows from financing activities:

             Acquisition of minority interest in equity                          -                      (352,469)
                  consolidated entity
             Sinking funds                                                      (114,079)                (66,037)
             Advances to directors                                               -                       (15,706)
             (Advances to) repayments from
                  corporate shareholders                                         (14,682)                 72,169
             Notes payable                                                      (415,166)                533,199
             Note payable to bank                                              4,000,000
             Other loan payable                                                  (64,553)                 64,553
             Advances from (re-payment of)
                  long term debt                                                 227,398                  54,970
             Advances from (repayment of)
                  loan payable                                                    -                      (96,284)
             Advances (repayments) of bank loans                               1,819,670                (296,325)
             Issuance of common shares                                            -                    4,932,834
                                                                           --------------        ----------------

     Net cash provided by financing activities                                 5,438,588               4,830,904


     Effect of foreign currency exchange rate
             changes                                                            (136,173)                 25,460
                                                                           --------------        ----------------

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 31, 1999
(AMOUNTS EXPRESSED IN U.S. DOLLARS)


                                                                             NINE MONTHS ENDED       YEAR ENDED
                                                                             OCTOBER 31, 1999     JANUARY 31, 1999
                                                                          ----------------------- ----------------
                                                                                 $                       $

     Net increase (decrease) in cash and cash                                    (25,532)                  361,547

             Equivalents

             Beginning of year                                                    389,702                   28,155
                                                                          ---------------         ----------------

             End of year                                                          364,170                  389,702
                                                                          ===============         ================

     Supplemental disclosure of cash

             Flow information

             Interest                                                             248,279                  450,324
                                                                          ===============         ================

             Income taxes                                                         613,075                  398,091
                                                                          ===============         ================

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
OCTOBER 31, 1999


                                                           COMMON STOCK
                                                 --------------------------------        CUMULATIVE
                                                                                          RETAINED          TRANSLATION
                                                 NUMBER           AMOUNT                  EARNINGS          ADJUSTMENTS
                                                 ------------     ---------------     ----------------    ---------------
                                                                         $                   $                   $

      Balance January 31, 1997                         91,267          (1,934,695)            (245,751)            73,722
      Foreign currency translation                          -                   -                    -           (168,499)
      Net income for the year                               -                   -              863,331                  -
                                                 ------------     ---------------     ----------------    ---------------

      Balance January 31, 1998                         91,267           1,934,695              617,580            (94,777)

      Redemption of shares                            (91,267)         (1,934,695)                   -                   -
      Issuance of common shares                     2,795,000           8,421,450                    -                   -
      Cost of issuance                                      -          (1,553,921)                   -                   -
      Foreign currency translation                          -                   -                    -              27,110
      Net income for the year                               -                   -            1,129,181                   -
                                                 ------------     ---------------     ----------------    ----------------

      Balance January 31, 1999                      2,795,000           6,867,529            1,746,761            (67,667)

      Net income for period  ended                          -                   -            1,233,972
      October 31,1999
      Foreign currency translation                                                                                151,316
      October 31,1999
                                                 ------------     ---------------     ----------------    ---------------

      Balance October 31, 1999                      2,795,000           6,867,529            2,980,733             83,649
                                                 ============     ===============     ================    ===============

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
OCTOBER 31, 1999


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a)    Basis of Consolidated Financial Statements Presentation

            These consolidated financial statements include the accounts of Dectron Internationale Inc., Dectron Inc. Consolidated and Circul-aire Group.

            Dectron Inc. Consolidated is comprised of Dectron Inc.'s accounts and of its wholly owned subsidiaries, Refplus Inc., Thermoplus Air Inc., Fiber Mobile Ltd. Dectron U.S.A. Inc. and Ipac 2000 Inc.

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

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
OCTOBER 31, 1999

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      f)    Property, Plant and Equipment

            Property, plant and equipment are recorded at cost and are amortized on the basis of their estimated useful lives at the undernoted rates and methods:

            Building                                  4 or 5%        Straight line
            Machinery and manufacturing equipment     10% or 14%     Straight line or 20% declining
            balance
            Furniture and fixtures                    15 or 20%      Straight line or 20% declining balance
            Computers                                 15 or 30%      Straight line 0r 30% declining
            balance
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

            Patents and Trademarks                   Straight line over 15 years

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

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
OCTOBER 31, 1999



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

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
OCTOBER 31, 1999



2.    ACCOUNTS RECEIVABLE


                                                October 31,           January 31,
                                                   1999                  1999
                                             ----------------       ----------------
                                                    $                     $

Accounts receivable                             8,504,075              6,073,650
Less: Allowance for doubtful accounts              92,963                 74,786
                                             ----------------       ----------------

Accounts receivable - net                       8,411,111              5,998,864
                                             ================       ================



3.    INVENTORY

      Inventory is comprised of the following:


                                           October 31,           January 31,
                                              1999                  1999
                                        ----------------      ----------------
                                               $                     $

Raw materials                             4,955,239              3,182,498
Work-in-process                             917,122                856,308
Finished goods                              739,217              1,099,348
                                       ----------------       ----------------

                                          6,611,578              5,138,154
                                       ================       ================

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
OCTOBER 31, 1999


4.    LOANS RECEIVABLE

      The loans receivable consist of the following:


                                                                 October 31,        January 31,
                                                                   1999                1999
                                                             ----------------      ----------------
                                                                    $                     $

Loan receivable - private company (secured)                     28,923                 61,138
Loan receivable - corporate shareholder
     (unsecured)                                                62,971                 45,507
                                                            ----------------       ----------------

                                                                91,895                106,645

Current portion                                                      -                 43,018
                                                            ----------------       ----------------

                                                                91,895                 63,627
                                                            ================       ================


      These loans are non-interest bearing with no specific terms of repayment.

5.    SINKING FUNDS

      The sinking funds are restricted in use since all amounts paid into them must be used to repay the immigration loans (see note 10-b and c).

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
OCTOBER 31, 1999



6.    PROPERTY, PLANT AND EQUIPMENT


                                                  October 31,  January 31,
                                                     1999         1999
                                                  ----------   ----------
                                                    $                 $

Land                                                 236,186      229,980
Building                                           2,510,476    1,977,700
Machinery and manufacturing equipment              7,924,624    4,788,949
Furniture and fixtures                               616,123      513,720
Computers                                          1,328,510    1,175,318
Rolling stock                                        103,305       91,831
Leasehold improvements                               493,857      424,463
Equipment under capital lease                        534,831      520,779
                                                  ----------   ----------

Cost                                              13,747,912    9,722,740
                                                  ----------   ----------


Less accumulated depreciation and amortization:


Building                                             326,948      244,168
Machinery and manufacturing equipment              2,787,501    2,309,951
Furniture and fixtures                               429,221      390,403
Computers                                            996,121      854,833
Rolling stock                                         42,910       24,760
Leasehold improvements                               348,185      320,582
Equipment under capital lease                        230,110      171,748
                                                  ----------   ----------

                                                   5,160,996    4,316,445
                                                  ----------   ----------

Net                                                8,586,916    5,406,295
                                                  ==========   ==========

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
OCTOBER 31, 1999



7.    GOODWILL


                                                     October 31,     January 31,
                                                        1999            1999
                                                     ----------      -----------
                                                         $                $

Cost                                                  2,040,922       1,987,298
Less: Accumulated amortization                          255,532          98,898
                                                      ---------       ---------

Net                                                   1,785,390       1,888,400
                                                      =========       =========


8.    BANK LOANS

      The bank loans bear interest at the prime lending rate plus 0.25% per annum with interest payable monthly.

      As security, the company has provided a moveable hypothec on accounts receivable, inventories and commercial equipment, a $4,078,026 hypothec on all assets of the company, including a first ranking hypothec in the amount of $3,983,270 on the proceeds of all risks insurance on the property and a solidary guarantee in the amount of $3,398,355.

      The company finances its operations mainly through the use of Bankers Acceptance bearing an average lending rate of less than prime.



9.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES


                                     October 31,            January 31,
                                        1999                   1999
                                   ----------------       ----------------
                                         $                      $

      Accounts payable and accrued expenses are comprised of the following:


    Trade payable                     2,607,087              2,723,858
    Accrued expenses                  2,478,136              1,374,219
                                   ----------------       ----------------

                                      5,085,223              4,098,077
                                   ================       ================

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
OCTOBER 31, 1999


10.   LONG-TERM DEBT

                                                                                       October 31,            January 31,
                                                                                          1999                    1999
                                                                                     ----------------      ----------------
                                                                                            $                     $
a)    Balance of sale secured by land and building plus rent, present and future on the building, without interest, repayable in semi-annual repayments of
      $39,647 due April and , maturing 2000. This loan was paid during the
      period.                                                                                 -                 154,423

b)    Immigration loan secured by a first ranking universal hypothec on the universality of the property, moveable and immovable, present and future and corporeal and incorporeal, bearing interest at 5.21% per annum due on
      November 2002.                                                                    475,770                 463,269

c)    Immigration loan secured by a first ranking universal hypothec on the universality of the property, moveable and immovable, present and future, corporeal and incorporeal, bearing interest at 5.59% per annum, due on
      September 2003.                                                                   475,770                 463,269

d)    Immigration loan secured by a first ranking universal hypothec on the universality of the property, moveable and immovable, present and future, corporeal and incorporeal, bearing interest at 5.26% per annum, due on May
      2004.                                                                             475,770                       -

e)    Bank loan, bearing interest at prime plus 1% per annum repayable in
      monthly capital repayments of $1,523, maturing April 2002.                         45,685                  57,833
                                                                                  ----------------      ----------------

      Balance carried forward                                                         1,472,995               1,138,794
                                                                                  ----------------      ----------------

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
OCTOBER 31, 1999

10.   LONG-TERM DEBT (Continued)


                                                                                        October 31,           January 31,
                                                                                           1999                  1999

                                                                                     ----------------      ----------------
                                                                                            $                     $
      Balance brought forward                                                           1,472,995             1,138,794

f)    Bank loan, bearing interest at prime rate plus 1% per annum repayable in monthly capital repayments of 5,168 and a final repayment of $5,173 plus
      interest, maturing November 2001                                                    167,598               171,107

g)    The loan from Societe Development Industriel du Quebec bearing interest at a rate of approximately prime plus 1.50% which is deferred and capitalized for the minimum of either 12 months or when the accumulated interest is greater than 10% of the loan advance, repayable in annual payments commencing June 30, 1997 at a rate of 15% of the prior year's net income
      to a maximum of $33,984 per annum.                                                   33,472                82,229

h)    Bank term loan secured by machinery and equipment bearing interest at prime plus 1.75% repayable in monthly capital repayments of $2,832,
      maturing May 1999. This loan was paid during the period.                                  -                11,030

i)    Small business investment loan, secured by machinery and equipment, repayable in monthly instalments of $2,515 plus interest at prime plus
      1.75%, maturing February 2000.                                                       13,729                35,407

j)    Bank loan, bearing interest at prime rate plus 1% per annum repayable in monthly capital repayments of $378 and a final repayment of $44,923 plus
      interest, maturing May 2001                                                          66,078                     -
                                                                                        ----------------   ----------------

      Balance carried forward                                                           1,753,872             1,438,567
                                                                                        ----------------   ----------------

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
OCTOBER 31, 1999



10.   LONG-TERM DEBT (Continued)


                                                                                       October 31,            January 31,
                                                                                          1999                   1999
                                                                                     ----------------      ----------------
                                                                                            $                      $

      Balance brought forward                                                           1,753,872               1,438,567

k)    Bank term loan secured by a first ranking universal hypothec on the universality of the property, moveable and immovable, present and future and corporeal and incorporeal, bearing interest at 7.99% per annum repayable in monthly capital repayments of $568 plus a final repayment of
      $68,467 in December 2002.                                                            89,465                  92,088

l)    Obligation under capital lease for machinery and equipment subject to blended monthly instalments of $8,060 including imputed interest at 7.64%
      per annum to April 2000.                                                             99,131                 159,609

m)    Obligation under capital lease for furniture and lab equipment subject to blended monthly instalments of $5,823 included imputed interest at 7.10%
      per annum to April 2001.                                                            134,252                 173,357

n)    Government loans, without guarantee nor interest, repayable 15 years after their date of receipt, the first portion of $31,265 received July 1989 is
      repayable in July 2004.                                                              62,530                  60,887

                                                                                      ----------------      ----------------

      Balance carried forward                                                           2,159,070               1,924,508
                                                                                      ----------------      ----------------

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
OCTOBER 31, 1999

10.   LONG-TERM DEBT (Continued)



                                                                                       October 31,            January 31,
                                                                                          1999                   1999
                                                                                     ----------------      ----------------
                                                                                            $                      $

      Balance brought forward                                                            2,159,070             1,924,508


o)    Government loan of an original amount of $210,616 without guarantee nor interest, repayable in 4 equal annual instalments starting at the latest on December 1, 1997, maturing in December 2000.
                                                                                           105,308               102,542

p)    Other                                                                                 29,310                19,420
                                                                                     ----------------      ----------------

                                                                                         2,273,868             2,046,470

      Less: Current portion                                                                341,047               440,523
                                                                                     ----------------      ----------------

                                                                                         1,932,821             1,605,947
                                                                                     ================      ================

Future principal payment obligations are as follows:


      2000                                                                             $     341,047       $     440,523
      2001                                                                                   214,495             396,873
      2002                                                                                   102,695             145,015
      2003                                                                                   553,627             570,347
      2004                                                                                 1,062,004             493,712
                                                                                        ------------        ------------

                                                                                       $   2,273,868       $   2,046,470
                                                                                        ============        ============

11.   NOTES PAYABLE TO SHAREHOLDERS

      The notes payable are non-interest bearing and due prior to January 31
      2000.

12.   OTHER NOTE PAYABLE

      This amount is a bridge loan bearing interest at U.S. prime plus 3% secured by the subsidiaries to be replaced by a conventional term loan prior to January 31, 2000.

13.   DUE TO DIRECTOR

      The amount due to director is unsecured, non-interest bearing and is due on April 15, 2002.

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
OCTOBER 31, 1999



14.   LOAN PAYABLE

      This loan payable is non-interest bearing and is owed to a private company, due on April 15, 2002.



15.   DEFERRED REVENUE


                                                                                   October 31,            January 31,
                                                                                      1999                   1999
                                                                                   -----------            -----------
                                                                                        $                      $

Deferred revenue                                                                     910,097                766,571
Current portion                                                                      208,429                161,226
                                                                                     --------               -------
                                                                                     701,669                605,345
                                                                                     ========               =======


      Deferred revenue will be recognized as income as follows:


      2000                                                                           $      208,429       $      161,226
      2001                                                                                  191,101              216,524
      2002                                                                                  150,561              177,409
      2003                                                                                   95,553              136,867
      2004                                                                                  264,453               74,545
                                                                                       ------------        -------------

                                                                                     $      910,097       $      766,571
                                                                                       ============        =============

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
OCTOBER 31, 1999



15.   CAPITAL STOCK

      a)    Authorized

            An unlimited number of preferred shares, non-cumulative, voting, no par value

            An unlimited number of common shares, voting, no par value

      b)    Issued


                                                            OCTOBER 31,           JANUARY 31,
                                                               1999                  1999
                                                        ---------------       ---------------
            2,795,000 common shares                          6,867,529             6,867,529
                                                        ===============       ================


      c On October 5, 1998 the company issued 1,000,000 common shares in an InitialPublic Offering (the "IPO") for gross proceeds of $6,000,000 and 1,000,000 warrants for $125,000 less underwriting commission and other expenses of $1,443,533 ($866,120 net of income taxes recoverable).

            On November 15, 1998 the company issued an additional 45,000 common shares for gross proceeds of $270,000 and 150,000 warrants for $18,750 less underwriting commission and other expenses of $37,400.

            Immediately prior to the "IPO" the company issued 1,750,000 common shares for a share for share exchange valued at $1,596,433.

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
OCTOBER 31, 1999

16.   COMMITMENTS AND CONTINGENCIES

      a) The company is committed to payments under operating leases for its premises totaling $229,860. Annual payments for the next three years are as follows:


     2000                                                        $ 148,728
     2001                                                           75,158
     2002                                                            5,981
                                                                 ----------------

                                                                 $ 229,860
                                                                 ================

      b) The company is committed to make monthly payments of $13,231 into sinking funds, which are given as security against the immigration loans. The annual payments for the next five years are as follows:


      2000                                              $      158,774
      2001                                                     158,774
      2002                                                      71,747
      2003                                                      60,966
      2004                                                      15,904

      c) The company completed construction of additional manufacturing facilities. The total cost incurred for the project is $ 753,586.

      d) The company sells warranties on its products. Since there is no history of claims, no liability has been set up in the accounts. Payments under these warranties are accounted for as current expenditures.

17.   SEGMENTED INFORMATION


                                                                                Nine
                                                                               Months                  Year
                                                                                Ended                 Ended
                                                                             October 31,           January 31,
                                                                                1999                   1999
                                                                           ----------------       ---------------
                                                                                  $                     $
The breakdown of sales by geographic area is as follows:

     Canada                                                                   8,438,300              9,531,130
     United States of America                                                11,756,462             10,191,540
     International                                                            2,708,950                493,179
                                                                           ----------------       ----------------

                                                                             22,903,712             20,215,849
                                                                           ================       ================

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
OCTOBER 31, 1999

18.   ACQUISITIONS

      a)    Refplus Inc. and Thermoplus Air Inc.

            On February 1st, 1998 the company acquired 49.99% interest in Refplus Inc. for $430,180 and 100% interest in Thermoplus Air Inc. for $1,408,755. The allocation of purchase price is summarized as follows:


      Current assets                                                                       $1,161,885
      Property, plant and equipment                                                         1,852,492
      Goodwill                                                                                590,877
      Minority interest in Refplus Inc.                                                     (352,469)
      Liabilities                                                                         (1,413,850)
                                                                                    -----------------

                                                                                           $1,838,935
                                                                                    =================

      b)    Circul-aire Group

            On November 27, 1998 the company acquired 100% interest in Cascades Technologies Inc. and 9048-3140 Quebec Inc., corporate shareholders of the Circul-aire Group, for a total consideration of $2,377,895. The allocation of purchase price is summarized as follows:


      Current assets                                                                       $3,611,627
      Property, plant and equipment                                                           758,234
      Goodwill                                                                              1,340,761
      Investment                                                                              237,263
      Liabilities                                                                         (3,569,990)
                                                                                    -----------------

                                                                                           $2,377,895
                                                                                    =================

      c) On September 13, 1999, the company acquired assets from Ipac Inc. for total consideration of $3,700,000. The allocation of the purchase price is summarized as follows.


             Machinery & Equipment                                                   $          2,550,000
             Inventory                                                                          1,000,000
             Furniture and Fixtures                                                                50,000
             Patents & Trademarks                                                                 100,000
                                                                                     --------------------

                                                                                     $          3,700,000
                                                                                     ====================

DECTRON INTERNATIONALE INC.
INTERIM NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
OCTOBER 31, 1999



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

ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

NINE MONTH PERIOD ENDED OCTOBER 31, 1999 COMPARED TO NINE MONTH PERIOD ENDED OCTOBER 31, 1998.

         Revenues for the nine month period ended October 31, 1999 were $22,903,712, a 51.96% increase over prior year revenues of $15,072,431. A major part of this increase is due to the consolidation of the Company's newly acquired divisions, Circul-aire and Ipac.

         Gross profit increased by $2,369,665 to $7,147,274 over the same period. This represents a slight decrease of 0.49%, expressed in relation to sales. Due to higher manufacturing costs, gross profit increased by 49.60% compared to an increase in sales of 51.96%.

         Selling and marketing expenses increased $1,121,196 in the nine month period ended October 31, 1999. This increase reflects the costs of integrating Circul-aire's and Ipac's sales and marketing personnel and related expenses into the Company's results. This increase also reflects the Company's increased participation in various trade shows. Also the number of trade seminars given by the Company increased due to the addition of many new sales representatives. As a percentage of revenues, selling and marketing expenses increased from 11.34% to 12.36%.

         General and administrative expenses increased by $383,548 from $900,917 to $1,284,465. As a percentage of revenues, general and administrative decreased from 5.98% to 5.61%. The increase in dollar amount reflects the costs of integrating Circul-aire's and Ipac's general and administrative expenses in the Company's results.

         Depreciation expenses increased by $ 464,386 to $868,899 due to a high level of property, plant and equipment acquisitions in the last quarter of fiscal 1999 and since the beginning of fiscal 2000.

         Financing expenses increased by $ 86,485 from $283,932 to $370,417. As a percentage of revenues, financing expenses decreased from 1.88% to 1.62%

         Income before income taxes was $1,792,823, an increase of $314,050 compared to the nine month period ended October 31, 1998. Relative to sales, income before income taxes decreased from 9.81% for the nine month period ended October 31, 1998 to 7.83% in the nine month period ended October 31, 1999.

         Provisions for Income tax expenses as a percentage of taxable income decreased from 36.76% for the nine month period ended October 31, 1998 to 31.17% for 1999. Tax expenses increased by $15,308 mainly because of the increase in taxable income.

         As a result of the above factors, the Company`s net income increased from $935,230 to $1,233,972, an increase of 31.94%.

THREE MONTH PERIOD ENDED OCTOBER 31, 1999 COMPARED TO THREE MONTH PERIOD ENDED OCTOBER 31, 1998.

         Revenues for the three month period ended October 31, 1999 were $8,620,718, a 66.75% increase over prior year revenues of $5,169,840. A major part of this increase is due to the consolidation of the Company's newly acquired divisions, Circul-aire and Ipac.

         Gross profit increased by $982,904 to $2,661,602 over the same period. This represents a slight decrease of 1.6%, expressed in relation to sales. Gross profit increased by 58.55% compared to an increase in sales of 66.75%. This decrease in gross profit margin is a result of higher manufacturing costs.

         Selling and marketing expenses increased $530,890 in the three month period ended October 31, 1999. This increase reflects the costs of integrating Circul-aire's and Ipac's sales and marketing personnel and related expenses into the Company's results. This increase also reflects the Company's increased participation in various trade shows. Also the number of trade seminars given by the Company increased due to the addition of many new independent sales representatives. As a percentage of revenues, selling and marketing expenses slightly increased from 10.93% to 12.71%.

         General and administrative expenses increased by $199,220 from $287,711 to $486,931. As a percentage of revenues, general and administrative increased slightly from 5.57% to 5.65%. The increase in dollar amount reflects the costs of integrating Circul-aire's and Ipac's general and administrative expenses in the Company's results.

         Depreciation expenses increased by $ 182,540 to $348,884 due to a high level of property, plant and equipment acquisitions in the last quarter of fiscal 1999 and since the beginning of fiscal 2000.

         Financing expenses increased by $77,286 from $119,368 to $196,654. As a percentage of revenues, financing expenses decreased from 2.31 % to 2.28%

         Income before income taxes was $533,408, a decrease of $7,032 compared to the three month period ended October 31, 1998. Relative to sales, income before income taxes decreased from 10.45% for the three month period ended October 31, 1998 to 6.19% in the three month period ended October 31, 1999.

         Provisions for Income tax expenses as a percentage of taxable income decreased from 39.33% for the three month ended October 31, 1998 to 28.74% for 1999. Tax expenses decreased by $59,244 mainly because of the decrease in taxable income.

         As a result of the above factors, the Company's net income increased from $327,877 to $380,089, an increase of 15.92%

LIQUIDITY AND CAPITAL RESSOURCES

         The Company had a slightly negative net change in cash of $25,532 for the nine month period ended October 31, 1999. The principal sources of cash were net income of $1,233,972, advances of bank loans in the amount of $1,819,670, note payable of $4,000,000, depreciation and amortization of $875,031. Principal uses of cash were acquisition of assets for $ 3,832,886 including the cost of construction on the Company's new manufacturing facilities for $753,586, an increase in accounts receivable in the amount of $2,412,247, an increase in inventory in the amount of $1,473,424 and an increase of $987,146 in prepaid and sundry assets.

         For the nine month period ended October 31, 1998, the Company had a positive net change in cash of $1,927,518. The principal sources of cash flow were from operating activities in the amount of $935,230 and the issuance of capital stock in the amount of $ 4,681,467. The principal uses were the purchasing of machinery and equipment in the amount of $808,866 and repayments of bank indebtedness of $ 2,711,955.

                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibit 27.1 Financial Data Schedule

         (b) There were no reports filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DECTRON INTERNATIONALE INC.


December 14, 1999                      By:/s/ Mauro Parissi
                                          ------------------------------
                                       Mauro Parissi
                                       Chief Financial Officer/Principal
                                         Accounting Officer