Form 10KSB
period 2000-01-31
DECTRON INTERNATIONALE INC
filed 2000-05-01
CIK 1066042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the year ended January 31, 2000

                        Commission File Number 001-14503

                           DECTRON INTERNATIONALE INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

         QUEBEC, CANADA                                      N/A
         --------------                                      -----------
(State of Incorporation or other            (I.R.S. Employer Identification No.)
 Jurisdiction of Incorporation or
 Organization)

4300 POIRIER BLVD., MONTREAL, QUEBEC, CANADA              H4R 2C5
--------------------------------------------              -------
(Address of principal executive offices)                 (Zip Code)

                                 (514) 334-9609
              (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                           COMMON STOCK, NO PAR VALUE
                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes | | No |X|

         The issuer's revenues for the most recent fiscal year were $31,402,954.

         The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price on April 26, 2000 of $3.00 was approximately $ 2,950,323

         As of April 26, 2000, there were 2,795,000 shares of Common Stock, no par value per share, outstanding.

         Documents incorporated by reference: None.

                           DECTRON INTERNATIONALE INC.
                        2000ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                     PART I

Item 1.    Business...........................................................................   4
Item 2.    Properties.........................................................................   9
Item 3.    Legal Proceedings..................................................................  10
Item 4.    Submission of Matters to Vote of Security Holders..................................  10

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matter ..............  11
Item 6.    Management's Discussion and Analysis of Financial Condition and Results of
            Operations........................................................................  12
Item 7.    Financial Statements...............................................................  16
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosures.......................................................................  16

                                    PART III

Item 9.    Directors and Executive Officers of the Registrant.................................  17
Item 10.   Executive Compensation.............................................................  20
Item 11.   Security Ownership of Certain Beneficial Owners and Management.....................  23
Item 12.   Certain Relationships and Related Transactions.....................................  24
Item 13.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....................  26

Signatures.................................................................................... II-1

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


         Certain statements contained herein including, without limitation, those concerning (i) the strategy of Dectron Internationale Inc. ("Dectron"),
(ii) Dectron's expansion plans and (iii) Dectron's capital expenditures, contain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) concerning Dectron's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed under "Business." Dectron undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                               EXCHANGE RATE DATA


             Dectron maintains its books of account in Canadian dollars, but has provided the financial data in this Form 10-KSB in United States dollars and on the basis of generally accepted accounting principles as applied in the United States, and Dectron's audit has been conducted in accordance with generally accepted auditing standards in the United States. All references to dollar amounts in this Form 10-KSB, unless otherwise indicated, are to United States dollars.

             The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of United States dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per US$1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. On April 26, 2000, the exchange rate was Cdn$
0.6776 per US$1.00.

YEAR ENDED DECEMBER 31,                    1994       1995        1996        1997          1998          1999
-----------------------                    ----       ----        ----        ----          ----          ----
Rate at end of period                     $0.7143    $0.7353     $0.7299     $0.6991       $0.6532       $0.6929

Average rate during period                 0.7299     0.7299      0.7353      0.7223        0.6745        0.6730

High                                       0.7092     0.7009      0.7212      0.6945        0.7061        0.6929

Low                                        0.7642     0.7533      0.7526      0.7467        0.6376        0.6582

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

         Unless otherwise indicated, all reference to "Dectron," "us," "our" and "we" refer to Dectron Internationale Inc. and its wholly-owned subsidiaries:
Dectron Inc. ("Dectron Inc."), Dectron USA, Inc. ("Dectron USA"), Refplus Inc. ("Refplus"), Thermoplus Air Inc. ("Thermoplus"), Klaasco ("Klaasco"), Circul-aire ("Circul-aire") and IPAC 2000, Inc., ("IPAC").

OVERVIEW

         Dectron is located primarily in and around Montreal, Quebec, Canada. Through our operating subsidiaries, Dectron Inc., Refplus, Thermoplus, Klaasco, Circul-aire and IPAC, we manufacture and supply an array of products for the dehumidification, refrigeration, air conditioning and indoor air quality ("IAQ") markets. The products manufactured and supplied include mechanical dehumidifiers and energy recovery systems through Dectron Inc., and refrigeration and air conditioning systems through Refplus and Thermoplus. Thermoplus also has a line of air filtration products. Circul-aire specializes in air, gas, dust and fume filtration, IAQ and heat recovery. IPAC specializes in precision cooling products, air conditioning products and compressed air products. Klaasco is responsible for producing the bulk of our special steel enclosures, electrical control panels, and other steel products. However, each of our manufacturing subsidiaries have the capability of doing their own sheet metal work.

         We believe that we have structured Dectron in such a way that, other than with respect to the raw materials required to make the components for our products and certain specialty products, we are not dependent on outside suppliers for fabricated parts for our products. We have invested significant resources in our manufacturing equipment and as a result we can manufacture the most important components for any of our fabricated products, regardless of whether the product is standard or a custom design.

DECTRON INC.

         Dectron Inc., the largest of the subsidiaries, was incorporated in 1977 to develop, manufacture and market standard and custom design dehumidification equipment. After extensive research and development, Dectron Inc. introduced a line of indoor pool and commercial dehumidifiers under its DRY-O-TRON -TM-trademark. This product line has experienced tremendous success in North America and as a result has allowed us to become, in our opinion, the leader in North America's indoor pool dehumidification business. We believe that Dectron is now one of North America's leading manufacturers of dehumidification and closed looped energy recyclers.

         Dectron Inc.'s standard products are now primarily manufactured by Thermoplus. As a result, Dectron Inc. focuses its own manufacturing operations on the manufacture of its customized dehumidification systems. We believe that the customized product market is where our competitive advantage is most evident. Ordinarily, with a customized product, it is often very difficult to commit to an aggressive delivery date for the finished product. However, since we manufacture many of the component parts in-house, we are able to commit to an aggressive delivery schedule. We have taken the necessary steps to align ourselves with several suppliers of our raw materials so that we are not dependent on any one supplier. In addition, we store a sufficient inventory of raw material to supply our immediate needs. Some of our customized product customers include Celebration City, Walt Disney World in Florida and the Goodwill Games which were held in Atlanta, Georgia.

         Dectron Inc., through its subsidiary Dectron USA, operates a sales office in the United States located in Roswell, Georgia. This office supports the efforts of Dectron Inc.'s network of trained manufacturer's representatives who sell Dectron Inc.'s products throughout the United States. Dectron Inc. also has sales representatives throughout Canada and overseas. We invite our independent sales representatives and their technicians to be trained and certified by Dectron Inc.'s own technical staff at no cost to the attendees at a training school run by Dectron. We also use the training school to both market our products and demonstrate to potential buyers, first hand, the technical excellence our employees have to offer as a service to our customers. We believe that customer service and technical expertise are a large part of what sets us apart from our competitors. We also market our products in trade magazines, through industry associations and by attending trade shows where we display and demonstrate many of our products.

REFPLUS

         Refplus was incorporated in 1993 to manufacture high quality modular commercial and industrial refrigeration and air conditioning equipment for commercial and special applications. Its products include refrigeration systems, condensers, coils, walk-in storage coolers and freezers. In addition, Refplus manufactures all of the heat transfer coils used by Dectron Inc. Refplus' primary customers are supermarkets and convenience or grocery stores. Refplus' product line, is designed around hydrofluorocarbon refrigerants ("HFC"), and features high quality products intended to meet the needs of a broad range of customers. See "Industry Background."

         Since inception, Refplus has manufactured some complex products for application in fruit storage facilities, industrial baking facilities and blast chillers for meat processing plants. We believe that our Refplus product lines offer an excellent opportunity for future expansion. See "Expansion Plans."

         Refplus has a small network of sales representatives in Canada, however, the majority of its sales are conducted through a network of independent wholesalers.

THERMOPLUS

         In 1987, Keepkool Transfer de Chaleur Inc. ("Keepkool"), the former parent company of Thermoplus, purchased the manufacturing facilities of York International in St-Jerome, Quebec. Keepkool was owned by a group of investors active in the heating, ventilation and air-conditioning ("HVAC") industry, which group included Ness Lakdawala, our President and CEO, to manufacture air conditioning systems. Since inception, Thermoplus has introduced and sold a variety of HVAC product lines through a network of Canadian wholesalers. In 1995, Thermoplus introduced specialized product lines in the field of dehumidification and specialized air conditioning.

         Thermoplus' present product lines include dehumidification equipment, water source air conditioners and heat pumps, portable or mobile air conditioning equipment, industrial air handlers, air to fluid heat exchangers and IAQ filtration products. These product lines are sold through a network of Canadian wholesalers and HVAC representatives. Although Thermoplus' products are sold throughout North America, with some exports outside of North America, the majority of its revenues are derived from sales to Dectron Inc. We believe that Thermoplus' product lines have growth potential, estimating that the present potential for growth in both sales and manufacturing output is roughly 3 times its present output. See "Expansion Plans."

CIRCUL-AIRE

         In 1998, Dectron acquired the Circul-aire Group, consisting of Cascade Technologies, Inc. 9048-3140 Quebec, Inc. and its subsidiaries, and P.M. Wright Ltd. (collectively referred to as "Circul-aire"). Circul-aire is considered one of the pioneers of the air treatment industry and is a worldwide recognized leader in the advanced technologies of gas-phase filtration and energy recovery. Circul-aire's reputation has been built on years of research and development and growing numbers of worldwide satisfied customers. Circul-aire's in house laboratory and team of experienced engineers offer a systematic integrated approach in solving ever changing and difficult environmental control problems. Unique systems are designed and manufactured in Circul-aire's facilities to suit specific applications. Equipment efficiency and filter media life is optimized with Circul-aire's preventive maintenance program.

         Circul-aire's Multi-Mix -TM- media and integrated systems are used to reduce the odor and corrosion potential of commercial, institutional, sewage treatment and industrial environments. Combined with air-to-air heat exchanger options, Circul-aire's systems recuperate valuable energy from various airstreams. All Circul-aire systems are engineered and manufactured to withstand the most severe industrial environments, including those containing corrosive gases.


KLAASCO

         In 1989, Dectron acquired Klaasco, which has been an in-house manufacturer of a wide range of metal products for more than 20 years. Most of Klaasco's product demand has been special enclosures, electrical control panels, control room consoles, shelters and busbars. Although most of Klaasco's products are manufactured for Dectron Inc., it does manufacture some metal products for sales to unaffiliated companies. We believe that the acquisition of Klaasco was an important strategic decision and it has given us the quality assurance, product control and a significantly greater ability to meet aggressive delivery deadlines.

IPAC

         IPAC was acquired by Dectron in September 1999. IPAC specializes in the business of precision cooling products, air conditioning products and compressed air products, and manufactures industrial products, heat transfer products, compressed air products, engineered systems sheet metal fabrication and painting products. We believe that IPAC's products, such as steam traps for steam coils in HVAC systems, complement and complete our existing product lines. IPAC also provides us with a manufacturing facility in the United States and opens a new market to Dectron, the compressed air market, in which we believe IPAC to be well established.

INDUSTRY BACKGROUND; PRODUCT APPLICATION

         Dectron is aware of an increased public movement to encourage healthy environments in all public places and the resulting market potential for its products. For example, the hazards of second hand smoke have led to the ban of cigarette smoking in most public areas. The public's demands have also been focused on finding engineered solutions to ensure a healthy and comfortable environment in schools and in the workplace. The theme has become much wider in scope and has gained recognition as IAQ.

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

         We believe that the standards in 62-1989R will have a far-reaching effect on the fresh air requirements for all new and existing public buildings in Canada and the United States. These standards specify, among other things, that 5 to 20 cubic feet per minute (CFM) per person of fresh air should be introduced into all public places. The exact amount depends on the level of activity and the capacity of the space in question.

         As a result, a new market has been created by these new fresh air requirements. HVAC experts agree that the biggest challenge and key to avoid "Sick Building Syndrome" is to introduce fresh air and to remove humidity from the air. Moisture and humidity has been identified as one of the main causes of health hazards such as Legionnaire's Disease.

         Heightened IAQ awareness has created a niche market for new product development. Dectron has developed a product line of "Make-Up Air Dehumidifiers" that we believe can solve what we perceive as the two main problems in IAQ: moisture and humidity. Dectron's products are capable of bringing the required amounts of outdoor air into public areas while at the same time dehumidifying the air, thus addressing the problems of moisture and humidity.

         Our engineers have designed our products for the IAQ market with a reversible Water Source Heat Pump, a commonly used heating system that can be easily connected to the popular water loop systems found today in almost every building in every major North American city. We believe that Dectron's Make-Up Air Dehumidifiers represent the most economical solution to meet the new standards for healthy buildings, and have the potential to become one of our most important and fastest growing product lines, along with our swimming pool dehumidifiers.

         In addition, we intend to aggressively market Thermoplus' Air Filtration & Purification product line that we believe offers a comprehensive solution to IAQ in industrial and non-industrial applications.

         Our goal is to aggressively expand into the IAQ market, while continuing to maintain and expand the individual markets we currently serve.

BUSINESS STRATEGY

         Our objective is to become North America's leading supplier of dehumidification, refrigeration and other IAQ products, and to develop a strong international sales network. As we intensify our marketing efforts, we will continue to attempt to increase our market share for our various products. We intend to place special emphasis in the short term on our Refplus products in the United States to address the need for HFC refrigeration, and on Thermoplus' Make-Up Air and Air Filtration & Purification products for the IAQ market.

SALES AND MARKETING

         Our current sales and marketing efforts take place at the subsidiary level, with each subsidiary taking its own approach with respect to its products.

         Dectron Inc. markets its products on several levels. Dectron Inc. markets its products directly through trade magazines and industry associations, as well as by attending and demonstrating its products at numerous trade shows throughout North America. Regionally, Dectron Inc. markets its products through non-employee sales representatives who enjoy exclusive rights to their respective sales regions. At present, Dectron Inc. has approximately 120 regional representatives throughout North America, and expects to add more in 2000. Internationally, Dectron Inc. has sales coverage in England, Portugal, Israel, Kuwait and Taiwan. We believe that while the international markets provide tremendous growth opportunities for us, it is important to first develop a strong support network.

         Thermoplus' advertising and marketing is limited because the majority of its revenues are derived from sales made to Dectron Inc. and Refplus. Thermoplus primarily sells its products through wholesalers in Canada, and through manufacturing representatives, one based in Canada and the other based in the United States. However, we also market Thermoplus' products, including its Air Filtration & Purification product line for the IAQ market, through Dectron Inc.'s sales representatives.

         Refplus' marketing and advertising is currently done almost exclusively through trade magazines. Most of its sales are through wholesalers and original equipment manufacturers. Generally, Refplus does not sell directly to the end user. Its sales force currently consists of service personnel who are based at Dectron's headquarters, outside sales people based in Canada and in the United States, and two sales agencies covering Canada and the United States with approximately 22 representatives. We believe that with the phasing out of hydrochlorofluorocarbons ("HCFC") refrigeration products and the legislative push towards HFC refrigeration products (such as Refplus products), Refplus' product line is well suited for an aggressive growth commitment.

         Circul-aire markets its products on several levels. In Canada, its products are sold through a network of sales agents that cover every province and major market area. In the United States, Circul-aire's products (air filtration and energy recuperation) are sold through a network of core representation organizations. We are presently looking for additional representatives to more fully cover the United States market.

         In Asia and Europe, Circul-aire's market is extended through agents located in each major market. Circul-aire has also opened branch offices staffed with sales, engineering and service personnel in Jakarta, Indonesia, Bangalore, India and Vancouver, Canada.

         Circul-aire advertises in industry journals, magazines, and its website where prospective customers can obtain information on its products and also actively participates in trade associations and tradeshows.

         Klaasco does not currently market a significant amount of its products to outside purchasers. The majority of Klaasco's revenues are derived from sales to Dectron Inc.

         IPAC markets its products through regional representatives in the United States and Canada.

EXPANSION

         We have grown from a single product and single-market company into a group of companies that cover a full range of humidity control, IAQ control, energy recycling and refrigeration products and air purification, and have the production potential for both custom engineered and mass-produced products. We believe that the introduction of a complete line of products to penetrate all segments of the IAQ market will put us in the unique position of being one of the only fully integrated companies of our kind. We expect that with a strong sales and marketing strategy to promote these and other subsequent products, we will experience a period of substantial growth, although there can be no assurance thereof. We plan to continuously inform our current and new targeted customers about our products through technical seminars, product exhibitions and publication of major events in industry journals.

         We intend to strengthen our position in the United States by establishing multiple regional sales and distribution offices. We believe that our active presence in the United States with Dectron products will allow us to closely track the performance of our products in the market and will help solidify alternate distribution networks for our Refplus product. We also intend to aggressively pursue other international markets, starting with South America, followed by the Caribbean and Mexico.

         The present need for specialized IAQ equipment in North America represents a market, estimated by our management to be in the multi-million dollar range, in which only a limited number of companies have presently taken the lead. We believe that with our team of engineering and design specialists, Dectron can be on the leading edge as a manufacturer and supplier of specialized IAQ equipment into the next century.

COMPETITION

         The industries in which we compete are highly competitive. We compete against a number of local, regional and national manufacturers in each of our business segments, many of these competitors have been in existence longer than us and some of which have substantially greater financial resources than us. We compete on various basis, including price, quality and ability to meet delivery schedules. Dectron Inc. competes with, among others, DesertAire and Engineered Air, and Refplus and Thermoplus compete with, among others, Cancoil and Keeprite. Circul-aire competes with, among others, Purafil and Unisob. IPAC competes with, among others, Pomona and Canatal. We believe that competition from new entrants, especially in the IAQ markets will come, if at all, from large corporations which may be able to compete with us on the basis of price, and as a result may have a material adverse affect on our results of operations. In addition, there can be no assurance that other companies will not develop new or enhanced products that are either more effective than our products, or would render our products non-competitive or obsolete.

EMPLOYEES

         As of April 1, 2000, Dectron (including our subsidiaries) employed a total of approximately 409 full-time employees, 7 of which are in executive positions, 39 of whom are engaged in engineering and research and development, 52 of whom are engaged in sales and related services, 33 of whom are in administration, and the remainder of which are in production. 43 of our employees, all of which work at Thermoplus, are represented by an in-house union. Certain terms of their employment are part of a collective bargaining agreement that expires in 2001. Management considers its relations with its employees to be satisfactory.

PATENTS AND TRADEMARKS

         We have two United States and two Canadian patents. The patents expire between 2000 and 2011. Three of the patents relate to swimming pool dehumidifiers and the other relates to the Method and Apparatus for Controlling Heat Rejection in a Refrigeration System.

         We have trademarked the names "Dectron" and "Dry-O-Tron" in both the United States and Canada. The trademarks come up for renewal between 2000 and 2010. We also hold the trademark in "MultiMix" and "MM Multi-Mix" in the United States and Canada. The MultiMix and MM Multi-Mix trademarks will be due for renewal in the year 2014. In addition, we hold the trademark in "CIRCUL-AIRE" in the United States and Canada, which was renewed in 1999.

RECENT EVENTS

         On February 28, 2000, we purchased IPAC's manufacturing facility in Niagara Falls, New York, for a approximately $2.8 million dollars. The facility includes a 125,000 square foot manufacturing plant on 17 acres of land. We also assumed the lease of IPAC's sales and warehouse facility in Toronto, Ontario, Canada. The lease for the 3,700 square foot sales and warehouse facility expires in 2003 and calls for a monthly rent of approximatley $1,250.

         We have entered into negotiations to acquire a company in the United States, which has developed a line of IAQ products with its own patented technology. No assurance can be given that these negotiations will be successful or result in our acquisition of said company.


ITEM 2.  PROPERTIES

         We maintain our executive office at leased premises located at 4300 Poirier Blvd., Montreal, Quebec H4R 2C5. This lease expires January 31,
2005. We also have eight additional manufacturing facilities, of which five are leased and three are owned. Seven of our manufacturing facilities are located in or near Montreal, Quebec, and one is located in Niagara Falls, New York. The manufacturing facilities, which we own are located in St. Jerome, Quebec Boucherville, Quebec, and Niagara Falls, New York. The facilities are in good condition and do not require any significant capital expenditure. We maintain property insurance on the three owned manufacturing facilities in an amount that we believe to be sufficient. Of the five leased facilities, three of the leases expire on January 31, 2005. Of the other two leases one expires on August 31, 2000 and the other expires March 2001 but may be renewed for an additional five-year term. We also lease, for a monthly rent of $2,324, a 4,000 square foot sales and training facility in Roswell, Georgia. In addition, we lease, for a monthly rent of approximately $1,250, a 3,700 square foot sales and warehousing facility in Toronto, Ontario. Our facilities have an aggregate of approximately 343,000 square feet. We pay an aggregate of approximately $21,720 rent per month. We believe that suitable additional space will be available in the future on commercially reasonable terms.

         We are seeking International Quality Standard ISO-9001 certification for our Dectron Inc. facility and

International Quality Standard ISO-9002 certification for our Thermoplus facility. ISO 9001 and ISO 9002 require the facility to meet certain stringent requirements established in Europe but adopted throughout the world which ensure that facilities' manufacturing processes, equipment and associated quality control systems will satisfy specific customer requirements. We believe that ISO certification will benefit us in the markets in which we compete. There is no assurance that ISO certification will be obtained in the near future, if at all.


ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings now pending or threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the vote of the security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock and warrants are traded on the Nasdaq SmallCap Market and the Boston Stock Exchange and have been so traded since the completion of our initial public offering on October 5, 1998. Our common stock is listed on the Nasdaq SmallCap Market under the symbol "DECT" and on the Boston Stock Exchange under the Symbol "DEC." Our warrants are listed on the Nasdaq SmallCap Market under the symbol "DECT W" and on the Boston Stock Exchange under the Symbol "DEC W." As of April 26, 2000, we had 2,975,000 shares of common stock and 1,150,000 warrants outstanding. The following table sets forth the high and low sales prices for our common stock and warrants as reported on the Nasdaq SmallCap Market.

                                                    COMMON STOCK                      WARRANTS

                                                 High            Low             High            Low
Fiscal year ended January 31, 2000:             $5.25           $2.250          $0.938          $0.188
First quarter (2/1/99 thru 4/30/99)             $5.25           $2.250          $0.938          $0.188
Second quarter (5/1/99 thru 7/31/99)            $2.938          $2.281          $0.500          $0.250

Third quarter ( 8/1/99 thru 10/31/99)           $4.688          $2.875          $0.625          $0.313
Fourth quarter ( 11/1/99 thru 1/31/00)          $3.938          $2.531          $0.625          $0.313

         As of April 26, 2000, there were 38 shareholders of record and approximately 475 beneficial owners.

         On April 26, 2000, the last sale price of our common stock and warrants as reported on the Nasdaq SmallCap Market was $3.00 and $ 0.4375, respectively.

                                 DIVIDEND POLICY

         We have never paid or declared dividends on our common stock. The payment of cash dividends, if any, in the future, is within the discretion of our Board of Directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. We intend to retain future earning for use in our business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE SELECTED HISTORICAL FINANCIAL DATA, FINANCIAL STATEMENTS AND NOTES THERETO AND THE OTHER HISTORICAL FINANCIAL INFORMATION OF DECTRON CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB. THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB THAT ARE NOT HISTORICAL ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING DECTRON'S EXPECTATIONS, INTENTIONS, BELIEFS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS INCLUDE DECTRON'S STATEMENTS REGARDING LIQUIDITY, ANTICIPATED CASH NEEDS AND AVAILABILITY AND ANTICIPATED EXPENSE LEVELS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS PROSPECTUS ARE BASED ON INFORMATION AVAILABLE TO DECTRON ON THE DATE HEREOF, AND DECTRON ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENT. IT IS IMPORTANT TO NOTE THAT DECTRON'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

         We have been in operation since June 1977 and have grown from a single product and single market company into a group of companies that cover a full range of humidity control, IAQ control, energy recycling, air purification and refrigeration products which are marketed worldwide. We secure our contracts through a network of representatives. We are not dependent upon any major customer for a significant portion of our revenues.

         Our goal is to aggressively seek a leading position in the IAQ market through lateral growth and acquisitions. We intend to devote significant efforts to the development of equipment for the IAQ market. We anticipate that the IAQ market will have enormous growth in the next 25 years. We believe that there is a need in the North American market for specialized IAQ equipment and this represents a tremendous opportunity. We expect a period of substantial growth, which will be supported by a strong marketing strategy to promote these and other subsequent new products.

         On November 27, 1998, we acquired a 100% interest in the Circul-aire Group ("Circul-aire") for cash consideration of $ 2,377,895. Circul-aire, based in Montreal, with clients throughout the world, specializes in air, gas dust and fume filtration, IAQ and heat recovery. The acquisition of Circul-aire, having a similar corporate culture, similar operating methods, compatible customer support philosophies and lines of products, consistent with those used in the HVAC/air filtration industry, further widens our base of business and provides opportunities for cross selling various products and services within Dectron.

         On September 1999, we acquired specified assets from Ipac Inc. and Ipac Canada Inc. for a cash consideration of US$ 3,700,000. Ipac 2000 Inc. ("IPAC") was formed to hold the newly acquired assets. IPAC, based in Niagara Falls, New York specialize in precision air conditioning products, heat transfer systems, industrial heat exchangers, fluid cooling systems, and compressed air treatment products. On a pro-forma basis, this transaction will result in an increase of approximately $ 4 million dollars in revenues, and approximately $ 250,000 in net income. Net profits will increase on a pro-forma basis to over $ 1.3 million dollars. Since the transaction has not resulted in the issuance of any additional common stock, it is anticipated that this transaction will have a positive and immediate impact our earnings per share. With this acquisition, we intend to increases our market reach in a rapidly growing segment of the IAQ sector while expanding our manufacturing base.

RESULTS OF OPERATIONS


YEAR ENDED JANUARY 31, 2000 ("FISCAL 2000") COMPARED TO THE YEAR ENDED JANUARY 31, 1999 ("FISCAL 1999")


         Revenues for the year ended January 31, 2000 were $ 31,402,954, a 53.2% increase over prior year revenues of $ 10,907,614. This increase was in part due to very good economic conditions in Dectron's principal market, the United States and good economic conditions in Canada, Dectron's secondary market and contributions from Dectron's newly acquired division IPAC and 12 months of results of Circul-aire.

         Gross profit increased by $4,436,318 to $11,234,298 over the same period. This represents an increase of 2.6%, expressed in relation to sales. Compared to the increase in sales of 53.2%, the gross profit increased by 65.3% due to improve control over costs

         Selling and marketing expenses increased $2,535,511 in Fiscal 2000. This increase reflects the costs of additional personnel and marketing expenses necessitated by sales growth. Also, it reflects the integration of Circul-aire's and IPAC's personnel and our concerted effort to increase our visibility by participating in a record amount of industrial shows. As a percentage of revenues, selling and marketing expenses increased to 16.7% from 13.3%.

         General and administrative expenses increased by $735,729 to $2,065,155. As a percentage of revenues, general and administrative expenses increased to 6.5% from 6.4% of sales. Both percentage and dollar amount increases were due partly to the integration of both Circul-aire's and IPAC's personnel.

         Depreciation increased by $453,918 to $1,187,662 due to the acquisition of Circul-aire's and IPAC's assets. As a percentage of sales, depreciation increase from 3.5% to 3.7% in fiscal 2000.

         Financing expenses increased by $315,013 from $359,274 to $674,287. As a percentage of revenues, financing expenses increased from 1.7% to 2.1%

         Income before income taxes was $2,036,538 an increase of $396,147 over the comparative period. Relative to sales, income before income taxes decreased from 8.0% in Fiscal 1999 to 6.5% in Fiscal 2000.

         Income tax expenses as a percentage of taxable income increased from 31.2% for 1999 to 44.6% for 2000. Tax expenses increased by $398,565 mainly because of the increase in taxable income.

         As a result of the above factors, Dectron's net income decreased from $ 1,129,181 to $ 1,126,763, a decrease of 0.2%.

FISCAL 1999 COMPARED TO THE YEAR ENDED JANUARY 31, 1998 ("FISCAL 1998")

         Revenues for the year ended January 31, 1999 were $20,495,340, a 25.2% increase over prior year revenues. This increase was in part due to very good economic conditions in Dectron's principal market, the United States of America, good economic conditions also in Canada, Dectron's secondary market and a contribution of $ 1,002,775 from Dectron's newly acquired division, Circul-aire.

         Gross profit increased by $1,204,491 to $ 6,797,980 over the same period. This represents a decrease of 1.0%, expressed in relation to sales. Compared to the increase in sales of 25.2%, the gross profit increased by 21.5% due to a slightly higher cost of sales.

         Selling and marketing expenses increased by $463,092 to $1,329,426 in Fiscal 1999. This increase reflects the costs of additional personnel and marketing expenses necessitated by sales growth. As a percentage of revenues, selling and marketing expenses decreased from 13.8% to 13.3%.

         General and administrative expenses increased by $25,412 from $1,304,014 to $1,329,426. As a percentage of revenues, general and administrative decreased from 7.9% to 6.5%.

         Depreciation increased by $272,644 to $733,744 due to the acquisition of Circul-aire's assets. As a percentage of sales, depreciation increased from 2.8% to 3.5% in Fiscal 2000.

         Financing expenses increased by $71,597 from $ 287,677 to $ 395,274. As a percentage of revenues, financing expenses remained stable at 1.7%.

         Income before income taxes was $ 1,640,391 an increase of $ 371,746 over the comparative period. Relative to sales, income before income taxes slightly increased from 7.7% in Fiscal 1998 to 8.0% in Fiscal 1999.

         Income tax expenses as a percentage of taxable income decreased from 32.0% for 1998 to 31.1% for 1999. Income Tax expenses increased by $105,896 as a result of the increase in taxable income.

         As a result of the above factors, Dectron's net income increased from $ 863,331 to $ 1,129,181, an increase of 30.8%.

LIQUIDITY AND CAPITAL RESOURCES

         In Fiscal 2000, we generated a negative cash flow from operating activities of $1,606,430 due mainly to higher accounts receivable and the implementation of a stocking program, following consolidation of our acquisitions of Circul-aire and IPAC. In Fiscal 1999, we generated a negative cash flow from operating activities of $608,022 due mainly to higher accounts receivable and the implementation of a stocking program, following consolidation of our acquisition of Circul-aire.

         The principal source of cash was an increase in accounts payable of $1,283,078, net income of $1,126,763, and non-cash items in the amount of $1,187,662. Accounts payable increased because of the increased volume in business. Non-cash items increased due to investment in capital assets. The principal uses of cash were an increase in accounts receivable of $2,007,191 and increase in inventory of $3,031,453. Increases in accounts payable, accounts receivable, inventory and non-cash items are also affected by the consolidation of our new acquisitions, Circul-aire and IPAC. Cash flow from investing activities was reduced by $4,425,284 mainly as a result of the acquisition of new machinery and equipment for a total of $3,323,520, and a deposit on a building of $1,000,000. Financing activities provided net cash flow in the amount of $5,389,945. The principal sources of cash flow were from advances from long-term debt in the amount of $3,948,516 and advances from bank loans in the amount of $2,669,311. The principal uses of cash flow from financing were repayment of bank loans payable in the amount of $533,199 and advances for share purchase plan receivable of $499,946. Net cash flow used after all activities was $284,981.

FISCAL 2000

         In Fiscal 2000, we renewed a secured credit arrangement with National Bank of Canada. This new facility included an aggregated credit line of Cdn $9,500,000 of which Cdn $4,700,000 can be financed through bankers acceptance. The amount available to Dectron is equal to 75% of "eligible accounts receivable" as defined in the Line of Credit Agreement, plus 50% of the inventory values, net of work in process, up to a maximum advance against inventory of approximately $4,000,000. Dectron's borrowing under the Line of Credit bears interest at Canadian prime plus .25%, which at January 31, 2000 amounted to 6.5%. Interest on any borrowings is payable monthly. Dectron is in full compliance with all of the banking covenants (included financial covenants and ratios) and is required to report to its bankers on a monthly basis. Dectron finances its operations mainly through the use of Bankers Acceptance bearing an average lending rate of prime. All borrowings are collateralized by Dectron's assets.

         In September 1999, Dectron secured a short-term bank financing in the amount of $4,000,000 in order to finance the acquisition of the specified assets from IPAC at U.S. prime plus 3%. On February 23, 2000, we replaced this short-term loan by five-year term loan in the amount of $2,527,000 bearing interest at U.S. prime rate plus 1%. We also negotiated a mezzanine loan in the amount of $1,000,000 bearing interest at U.S. prime rate plus 3% for a three-year term.

         In May 1999, we also secured a five year financing in the amount of Cdn $700,000 through the Immigrant Investors Program at an annual rate of 5.55%. The Immigrant Investors Program is a program in Canada through which persons seeking Canadian Citizenship pool monies for investment in companies that meet established criteria. Interest is paid monthly and Dectron is committed to make monthly payments of Cdn $3,900 in a sinking fund which is given as security against the Immigrant Loan. The sinking fund proceeds will be applied to the outstanding balance which is due in May 2004. We intend to re-negotiate a new loan to replace the immigrant loan prior or the Immigrant Loan's repayment date.

         Through the acquisition of Circul-aire, Dectron also acquired Circul-aire's existing credit facilities with Royal Bank of Canada consisting of a Line of Credit in the amount of Cdn $3,000,000. The amount available to the Dectron is equal to 75% of "eligible accounts receivable" as defined in the Line of Credit Agreement, plus 50% of the inventory values, net of work in process, up to a maximum advance against inventory of approximately $1,000,000. Our borrowing under the Line of Credit bears interest at an average of Canadian prime plus .5%, which at January 31, 2000 amounted to 6.5%. Interest on any borrowings is payable monthly. Subsequent to year-end, Dectron has signed a new bank agreement which made available an additional operating line of credit of Cdn $500,000 bearing interest at Canadian prime plus 0.25%.

FISCAL 1999

         In fiscal 1999, Dectron renewed a secured credit arrangement with National Bank of Canada. This new facility included an aggregated credit line of Cdn $7,000,000 of which Cdn $3,500,000 can be financed through bankers acceptance. The amount available to Dectron is equal to 75% of "eligible accounts receivable" as defined in the Line of Credit Agreement, plus 50% of the inventory values, net of work in process, up to a maximum advance against inventory of approximately $2,700,000. Dectron's borrowing under the Line of Credit bears interest at Canadian prime plus .25%, which on January 31, 1999 amounted to 6.75%. Interest on any borrowings is payable monthly. Dectron is in full compliance with all of the banking covenants (including financial covenants and ratios) and is required to report to its bankers on a monthly basis. Dectron finances its operations mainly through the use of Bankers Acceptance bearing an average lending rate of prime. All borrowings are collateralized by the assets of Dectron.

         In November 1998, Dectron also secured a five year financing in the amount of Cdn $700,000 through the Immigrant Investors Program at an annual rate of 5.59%. The Immigrant Investors Program is a program in Canada through which persons seeking Canadian Citizenship pool monies for investment in companies that meet established criteria. Interest is paid monthly and Dectron is committed to make monthly payments of Cdn $11,666 in a sinking fund which is given as security against the immigrant loan. The sinking fund proceeds will be applied to the outstanding balance, which is due in September 2003. Dectron intends to re-negotiate a new loan to replace the immigrant loan prior to the immigrant loan's repayment date.

         Through the acquisition of Circul-aire, Dectron also acquired existing credit facilities with Royal Bank of Canada consisting of a Line of Credit in the amount of Cdn $3,000,000. The amount available to Dectron is equal to 75% of "eligible accounts receivable" as defined in the Line of Credit Agreement, plus 50% of the inventory values, net of work in process, up to a maximum advance against inventory of approximately $1,000,000. Dectron's borrowings under the Line of Credit bears interest at an average of Canadian prime plus .5%, which at January 31, 1999 amounted to 6.75%. Interest on any borrowings is payable monthly. Dectron is in full compliance with all of the banking covenants (including financial covenants and ratios) and is required to report to its bankers on a monthly basis. All borrowings are collateralized by the assets of Dectron.

         In Fiscal 1999, the principal source of cash were from net income of $ 1,129,181, and from increases in accounts payable in the amount of $1,849,619. The principal use of cash was the increase in inventory of $ 1,320,706 and the increase in accounts receivable of $2,975,820. Accounts receivable and inventory increased because of the increase in the volume of business. Cash flow from investing activities was reduced by $ 3,872,826 as a result of the purchase of a production facilities and equipment in the amount of $1,941,188. Financing activities provided cash flow in the amount of $ 4,931,126. The principal sources of cash flow from financing come from the issuance of capital stock in the amount of $4,932,834. The principal use of cash flow from investing is repayment of loan payable in the amount of $180,484. Net cash flow generated after all activities was positive in the amount of $ 477,388.

THE YEAR 2000 PROBLEM

         It was anticipated that many computer systems and software products worldwide and throughout all industries would not function properly, unless upgraded, in the year 2000, due to a once common programming standard that represents years using two-digits. We believe that we adequately assessed the year 2000 problem as it relates to our business and operations and believe that we are year 2000 compliant. To date, we have not experienced any year 2000 related problems.

ITEM 7.  FINANCIAL STATEMENTS


         The financial statements are included at the end of this Annual Report on Form 10-KSB at the pages included below.

                                                                                                               Page
Financial Statements:                                                                                        Number
                                                                                                             ------

Report of Independent Auditors................................................................................F - 1

Consolidated Balance Sheets for the years ended January 31, 2000 and January 31, 1999 ...............F - 2 to F - 3

Consolidated Statements of Earnings for the
         years ended January 31, 2000, 1999 and 1998..........................................................F - 4

Consolidated Statements of Cash Flows
     for the years ended January 31, 2000, 1999 and 1998.............................................F - 5 to F - 7

Consolidated Statements of Stockholders' Equity
     for the years ended January 31, 2000, 1999 and 1998......................................................F - 8

Notes to Consolidated Financial Statements..........................................................F - 9 to F - 28

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no changes in or disagreements with its Accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

          THE OFFICERS AND DIRECTORS OF DECTRON, AND FURTHER INFORMATION CONCERNING THEM, ARE AS FOLLOWS:

NAME                            AGE     POSITION
----                            ---     --------
Ness Lakdawala                  65      Chairman of the Board of Directors, President and
                                        Chief Executive Officer

Reinhold Kittler                61      Executive Vice President and Director

Roshan Katrak                   55      Vice President of Human Relations and Director

Mauro Parissi                   33      Chief Financial Officer, Secretary and Director

Michel Lecompte                 49      Vice President of Operations of Refplus

David Lucas                     39      Vice President of Dectron Inc.

Leena Lakdawala                 31      Executive Vice President and Director

Richard Ness                    35      Director

Guy Houle                       59      Director (1)


---------

(1) Guy Houle resigned from our Board of Directors on October 21, 1999. The vacancy in the Board of Directors created by his resignation has not been filled as of the date of this Annual Report. However, we are currently searching for a qualified replacement and expect to fill the vacancy in the near future.


         Each director is elected for a period of one year at our annual meeting of stockholders and serves until the next such meeting and until his or her successor is duly elected and qualified. Directors may be re-elected annually without limitation. Officers are appointed by, and serve at the discretion of, our Board of Directors (the "Board").

         Set forth below is a biographical description of each of our directors and executive officers based on information supplied by each of them.

         NESS LAKDAWALA has served as the President, Chief Executive Officer and Chairman of Dectron since our inception, and has also served as the President and Chief Executive Officer of Dectron Inc. since 1994. Prior to joining Dectron Inc., Mr. Lakdawala was President of Blanchard Ness Limited, a company which he founded in 1976. From 1987 to present, Mr. Lakdawala has served as the President of Thermoplus. In January 1996, Thermoplus filed a proposal under the provisions of the Bankruptcy Act which gave full payment to secured creditors who filed a proof of claim. From 1987-1988, Mr. Lakdawala was Chairman of the Heating Refrigeration Air Conditioning Institute of Canada. Mr. Lakdawala has also served as the Governor of the American Society of Heating, Refrigeration and Air Conditioning Engineers, Inc. ("ASHRAE"), the organization that sets ventilation standards in Canada and the United States. Mr. Lakdawala is currently a member of ASHRAE and the Refrigeration Service Engineers Society. Ness Lakdawala is the husband of Roshan Katrak and the father of Leena Lakdawala.

         REINHOLD KITTLER has served as Executive Vice President and a Director of Dectron since our inception, and has also served as the Chairman of Dectron Inc. since 1994. From 1985 to 1993, Mr. Kittler was President of Dectron Inc. He currently teaches refrigeration engineering at Vanier College in Montreal, Quebec. Mr. Kittler has contributed extensively to the ASHRAE Handbook. Mr. Kittler is a member of numerous industry related societies, including the Order of Engineers of Quebec (since 1973), the International Institute of Ammonia Refrigeration (since 1992), the Air Conditioning and Refrigeration Institute (since 1996), the Refrigeration Services Engineers Society (since 1979) and ASHRAE (since 1974). Mr. Kittler is frequently a guest speaker at industry related symposiums.

         ROSHAN KATRAK has served as Vice President of Human Relations of Dectron since our inception, and has served in the same capacity with Dectron Inc. since 1994. She has also served as a Director of Dectron since 1998. From 1976 to 1994, she was a Director of Blanchard Ness Limited, and from 1987 to present has been Vice President of Human Relations for Thermoplus. In January 1996, Thermoplus filed a proposal under the provisions of the Bankruptcy Act which gave full payment to secured creditors who filed a proof of claim. Mrs. Katrak received her Honors Degree in Psychology in 1964. Roshan Katrak is the wife of Ness Lakdawala and the mother of Leena Lakdawala.

         MAURO PARISSI, C.A. has served as the Chief Financial Officer, Secretary and a Director of Dectron since our inception, and has also served as the Controller of Dectron Inc. since 1996. From 1995-1996, Mr. Parissi was an auditor with the firm of Mizgala & Cie. From 1990-1995, Mr. Parissi was an auditor with the firm of Hart, David Lloyd, F.C.A., C.I.P. Mr. Parissi is currently a member of The Canadian Institute of Chartered Accountants and The Order of Chartered Accountants of Quebec. Mr. Parissi received his graduate diploma in Public Accountancy from McGill University in 1995.

         MICHEL LECOMPTE has served as the Vice President of Operations since our inception and President of Refplus since 1994. From 1977 to 1994, Mr. Lecompte was with Blanchard Ness as both Chief Engineer and Estimator. Mr. Lecompte was involved in estimating commercial and industrial HVAC systems as well as updating operating and maintenance procedures to improve existing equipment efficiency. Mr. Lecompte also provided technical guidance to construction departments and identified evaluated and resolved problems. Mr. Lecompte is a member of ASHRAE and is a voting member of ASHRAE's Technical Committee which establishes worldwide acceptance of HVAC standards. In addition, Mr. Lecompte conducts many HVAC seminars focusing on refrigeration and heat recovery. Mr. Lecompte is also a member of the Refrigeration Service Engineers Society.

         DAVID LUCAS has served as the Vice President of Dectron Inc. since 1996. From 1993 to 1996, Mr. Lucas was a management consultant for the Federal Cooperative Housing Stabilization Fund, where he managed loan portfolios and provided management consulting services. From 1991 to 1993, Mr. Lucas was Director of Marketing for Dectron Inc. He received his Bachelor of Science in Engineering Physics from Queen's University in Kingston Ontario in 1981, and his MBA from the University of Western Ontario in 1988.

         LEENA LAKDAWALA has served as Executive Vice President and a Director of Dectron since our inception, and has also served as Vice President of Production and Administration for Dectron Inc. since 1994. She is currently a member of the Heating Refrigeration and Air Conditioning Institute. Mrs. Lakdawala received her B.A from Concordia University in 1993. Leena Lakdawala is the daughter of Ness Lakdawala and Roshan Katrak.

         RICHARD NESS has served as a Director of Dectron since 1998. Mr. Ness is president and chief operating officer of ECE Electronic Clearing, Inc., a firm offering technical and operational services to investment dealers in Canada. Previously, he was vice president client services and member seat holder of the Toronto Stock Exchange with Le Groupe Option Retraite, Inc. and investment dealer with memberships on the Montreal and Toronto stock exchanges. Prior to joining Option Retraite, he was vice president of operations at Marleau Lemire Securities and chief financial officer of Marleau Lemire U.S.A., an N.A.S.D. member firm.

         GUY HOULE served as a Director of the Company from our inception until October 21, 1999, the date of his resignation. He is currently a partner in the intellectual property firm of Swabey Ogilvy Renault of Montreal, Quebec.

He is also the President of Homart Ventures Inc., a product development consulting company. Mr. Houle specializes in the field of technology transfer and intellectual property licensing and has written articles and given lectures on this topic. From 1984 to 1991 he was a member of the board of the Licensing Executives Society (USA and Canada), Inc. ("LES"), during which time he also served as vice-president, treasurer and member of the executive committee and chairman of the audit committee. Mr. Houle is a member of several professional associations, including the Institute of Electrical and Electronics Engineers, Licensing Executives Society, Patent and Trademark Institute of Canada, Institute of Electrical and Electronic Engineers and International Association of Intellectual Property Practitioners.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

         Our Bylaws provide that we shall indemnify to the fullest extent permitted by Canadian law our directors and officers (and former officers and directors). Such indemnification includes all costs and expenses and charges reasonably incurred in connection with the defense of any civil, criminal or administrative action or proceeding to which such person is made a party by reason of being or having been our officer or director if such person was substantially successful on the merits in his or her defense of the action and he or she acted honestly and in good faith with a view to our best interests, and if a criminal or administrative action that is enforced by a monetary penalty, such person had reasonable grounds to believe his or her conduct was lawful.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted our directors, officers and controlling persons and our underwriters pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses, incurred or paid by one of our directors, officers or controlling persons in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person or by our underwriters in connection with the securities being registered, we will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by it is against public policy as expressed in the Securities Act of 1933, as amended, and will be governed by the final adjudication of such issue.

EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid by Dectron during each of the last three fiscal years to our Chief Executive Officer and to each of our executive officers who earned in excess of $100,000 during the year ended January 31, 2000.

                           SUMMARY COMPENSATION TABLE

          NAME AND                                                  RESTRICTED                          OTHER
         PRINCIPAL                          ANNUAL                    STOCK                              COM-
          POSITION              YEAR      SALARY (1)      BONUS      AWARDS        OPTIONS/SARS       PENSATION
          --------              ----      ----------      -----     ----------     ------------       ---------
Ness Lakdawala                2000         $140,647        -0-          -0-            -0-               -0-
Chairman of the Board of      1999         $140,647        -0-          -0-            -0-               -0-
Directors, President, and     1998         $140,647        -0-          -0-            -0-               -0-
Chief Executive Officer


(1) This reflects the aggregate salaries paid to Mr. Lakdawala during the fiscal years presented by Dectron, Refplus and Thermoplus.


EMPLOYMENT AGREEMENTS


         We entered into an employment agreement with Mr. Ness Lakdawala, our Chief Executive Officer on October 5, 1998, the effective date of our initial public offering. The employment agreement is for a term of two years, renewable for additional one-year periods. The employment agreement entitled Mr. Lakdawala to an annual salary of $200,000, adjusted annually for increases in the Consumer Price Index. In the event that we are subject to a takeover or a change of control event, Mr. Lakdawala is entitled to a bonus equal, on an after tax basis, to five times his then current annual base salary. Mr. Lakdawala's employment agreement contains a non-competition provision which forbids him from engaging in a competitive business during his employment and for a period of one year thereafter.


         We do not currently have employment agreements with any of our other officers or directors.

BOARD COMPENSATION REPORT

EXECUTIVE COMPENSATION POLICY

         Dectron's executive compensation policy is designed to attract, motivate, reward and retain the key executive talent necessary to achieve our business objectives and contribute to our long-term success. In order to meet these goals, Dectron's compensation policy for our executive officers focuses primarily on determining appropriate salary levels and providing long-term stock-based incentives. To a lesser extent, the Dectron's compensation policy also contemplates performance-based cash bonuses. Dectron's compensation principles for the Chief Executive Officer are identical to those of Dectron's other executive officers.

         CASH COMPENSATION. In determining its recommendations for adjustments to officers' base salaries for fiscal 2000, we focused primarily on the scope of each officer's responsibilities, each officer's contributions to Dectron's success in moving toward its long-term goals during the fiscal year, the accomplishment of goals set by the officer and approved by the Board for that year, our assessment of the quality of services rendered by the officer, comparison with compensation for officers of comparable companies and an appraisal of our financial position. In certain situations, relating primarily to the completion of important transactions or developments, we may also pay cash bonuses, the amount of which will be determined based on the contribution of the officer and the benefit to Dectron of the transaction or development.

         EQUITY COMPENSATION. The grant of stock options to executive officers constitutes an important element of long-term compensation for the executive officers. The grant of stock options increases management's equity ownership in us with the goal of ensuring that the interests of management remain closely aligned with those of our stockholders. The Board believes that stock options in Dectron provide a direct link between executive compensation and stockholder value. By attaching vesting requirements, stock options also create an incentive for executive officers to remain with us for the long term.

CHIEF EXECUTIVE OFFICER COMPENSATION

         As indicated above, the factors and criteria upon which the compensation of Ness Lakdawala, our Chief Executive Officer, is based are identical to the criteria used in evaluating the compensation packages of the other executive officers of Dectron. The Chief Executive Officer's individual contributions to Dectron include his leadership role in establishing and retaining a strong management team, developing and implementing our business plans and attracting investment capital to Dectron. In addition, we have reviewed compensation levels of chief executive officers at comparable companies within our industry.

OTHER COMPENSATION

         Outside directors may be paid an honorarium for attending meetings of the Board of Directors of Dectron, in an amount that management anticipates will not exceed $500 per meeting.

STOCK OPTION PLAN

         We have adopted a Stock Option Plan (the "Plan") pursuant to which 650,000 shares of Common Stock are reserved for issuance, 349,000 options are currently issued and outstanding.

          On September 2, 1999, the Board granted options under our Stock Option Plan to certain members of our Board and certain employees. Leena Lakdawala, Roshan Katrak, Mauro Parissi, and Richard Ness were granted 60,000, 60,000, 18,000 and 8,000 options, respectively. Subject to certain limitations, the options granted are exercisable one year after issuance. Subsequent to the one-year anniversary date of the grant, the option holders may exercise the option up to 25% per year of the total options granted for the following four years. Each of the options will be fully exercisable on November 4, 2003, and expire on November 4, 2004. The exercise price of the options is $3.00

         The Plan is administered by the Board of Directors, who will determine, among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock issuable upon the exercise of the options and the option exercise price.

         The Plan is effective for a period of five years, expiring in 2003. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide us with their skills and expertise. The Plan is designed to enable management to attract and retain qualified and competent directors, employees, consultants and independent contractors. Options granted under the Plan may be exercisable for up to five years, and shall be at an exercise price all as determined by the Board. Options are non-transferable except by the laws of descent and distribution or a change in control of Dectron, as defined in the Plan, and are exercisable only by the participant during his or her lifetime. Change in control includes (i) the sale of substantially all of the assets of Dectron and merger or consolidation with another company, or (ii) a majority of the Board changes other than by election by the stockholders pursuant to Board solicitation or by vacancies filled by the Board caused by death or resignation of such person.

         If a participant ceases affiliation with Dectron by reason of death, permanent disability or retirement at or after age 70, the option remains exercisable for one year from such occurrence but not beyond the option's expiration date. Other types of termination allow the participant three months to exercise, except for termination for cause, which results in immediate termination of the option.

         The exercise price of an option may not be less than the fair market value per share of Common Stock on the date that the option is granted in order to receive certain tax benefits under the Income Tax Act of Canada (the "ITA"). The ITA requires that the exercise price of all future options will be at least 85% of the fair market value of the Common Stock on the date of grant of the options. A benefit equal to the amount by which the fair market value of the shares at the time the employee acquires them exceeds the total of the amount paid for the shares or the amount paid for the right to acquire the shares shall be deemed to be received by the employee in the year the shares are acquired pursuant to paragraph 7(1) of the ITA. Where the exercise price of the option is equal to the fair market value of the shares at the time the option is granted, paragraph 110(1)(d) of the ITA allows a deduction from income equal to one quarter of the benefit as calculated above. If the exercise price of the option is less than the fair market value at the time it is granted, no deduction under paragraph 110(1)(d) is permitted. Options granted to any non-employees, whether directors or consultants or otherwise will confer a tax benefit in contemplation of the person becoming a stockholder pursuant to subsection 15(1) of the ITA.

         Options under the Plan must be issued within five years from the effective date of the Plan.

         Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by Dectron become available again for issuance under the Plan.

         The Plan may be terminated or amended at any time by the Board of Directors, except that the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the Plan may not be increased without the consent of our stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of April 26, 2000 with respect to each beneficial owner of 5% or more of the outstanding shares of our common stock, each of our officers and directors, and all of our officers and directors as a group:

 NAMES AND ADDRESS OF BENEFICIAL     AMOUNT AND NATURE OF          PERCENTAGE OF SHARES
            OWNER (1)               BENEFICIAL OWNERSHIP(2)             OUTSTANDING
            ---------               -----------------------             -----------
Ness Lakdawala                                   1,674,059(3)              59.89%

Roshan Katrak                                    1,674,059(4)              59.89%

Reinhold Kittler                                            0                   *

Mauro Parissi                                          45,000                1.6%

Guy Houle                                                   0                   *

Ralph Kittler                                       40,000(5)                1.7%

Dave Lucas                                             48,500                1.7%

Richard Ness                                            4,000                   *

Leena Lakdawala                                             0                   *

All directors and officers                          1,811,559              64.81%
As a group (9 persons)
(3)(4)(5)


* Less than one %.

(1) The address of each individual is c/o Dectron Internationale Inc., 4300 Poirier Blvd., Montreal, Quebec, Canada H4R 2C5.

(2) Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books. We are informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. For purposes of computing "beneficial ownership" and the percentage of outstanding common stock held by each person or group of persons named above as of the date of this annual report, any security which such person or group of persons has the right to acquire within sixty (60) days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Represents (i) 43,561 shares of Common Stock directly owned, (ii) 67,395 shares of Common Stock owned by Roshan Katrak, Mr. Lakdawala's wife, (iii) 69,684 shares of Common Stock owned by Roshaness Inc., a company owned by Mr. Lakdawala, and (iv) 1,492,879 owned by 3103-7195 Quebec Inc., a company owned by Mr. Lakdawala's spouse and children.

(4) Represents (i) 67,395 shares of Common Stock directly owned, (ii) 43,561 shares of Common Stock owned by Ness Lakdawala, Ms. Katrak's husband, (iii) 69,684 shares of Common Stock owned by Roshaness Inc., a Company owned by Ness Lakdawala, and (iv) 1,492,879 shares owned by 3103-7195 Quebec Inc., a company owned by Mrs. Katrak and her children.

(5)  Ralph Kittler is the son of Reinhold Kittler, a director.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS


         We lease our St. Hubert, Quebec manufacturing facility from Roshan Katrak, our Vice President of Human Relations and the wife of Ness Lakdawala, our President, Chairman and CEO, for a monthly rent of $3,094 per month. We believe that the lease was made on terms no less favorable than could be obtained from unaffiliated third parties.

         We lease our Montreal, Quebec manufacturing facilities from Roshaness Inc., a company owned by Ness Lakdawala, for a monthly rent of $3,220 per month. We believe that the lease was made on terms no less favorable than could be obtained from unaffiliated third parties.

         We lease one commercial truck from Investiness Inc., a company owned equally by Ness Lakdawala's children, for an aggregate monthly lease payment of Cdn$590.97 Upon expiration of the lease in 2001, ownership of the truck will transfer from Investiness Inc. to Refplus. We believe that these leases were made on terms no less favorable than could be obtained from unaffiliated third parties.

         Immediately prior to the effective date of the Registration Statement for our initial public offering (the "Offering"), we restructured our corporate structure ("Restructuring"). In order to complete the Restructuring, (i) Dectron Inc., which prior to the Restructuring owned a majority interest in Refplus, acquired the minority interests in Refplus, which included both common stock and preferred stock (and assumed Refplus' loan payables of approximately Cdn$125,000) which is included in the Cdn$1,149,050 number mentioned below) in exchange for 62,500 shares of Dectron's Common Stock and Cdn$102,503; (ii) Dectron Inc. acquired all of the outstanding securities of Thermoplus, which included both Common Stock and preferred stock, and assumed Thermoplus' parent company's loan payables (approximately Cdn$497,000, which amount is included in the Cdn$1,149,050 number mentioned below) in exchange for 194,621 shares of Dectron's Common Stock and Cdn$423,738, and (iii) Dectron acquired all of the issued and outstanding securities of Dectron Inc. in exchange for 1,492,879 shares of the Dectron's Common Stock. The shares of Dectron Inc. were owned by 159653 Canada, Inc. which was a holding company beneficially owned by Mr. Lakdawala. The Refplus and Thermoplus' parent company loans payable represent the repayment of loans made to such companies. In connection with the Restructuring, we issued 1,750,000 shares of Common Stock and promissory notes in the aggregate amount of Cdn$1,149,050. Of this amount, Cdn$557,050 (or approximately U.S.$400,000) were repaid out of the proceeds of the Offering. Of these amounts, an aggregate amount of 1,674,059 shares of Common Stock and promissory notes in the aggregate amount of Cdn$592,000 were issued to Ness Lakdawala, and his affiliates. The Cdn$592,000 was repaid out of Dectron's cash flow, without interest, in 12 equal monthly installments which repayment commenced three months after the Offering.

         Mr. Lakdawala and his affiliates received their 1,674,059 shares of Dectron for contributing their interest in Dectron's subsidiaries. Specifically, Mr. Lakdawala's affiliate received 1,492,879 shares in exchange for 100% of 159653 Canada Inc., which owned 100% of Dectron Inc. prior to the Restructuring; 156,808 shares for a portion of their shares of KeepKool which represented 86% of KeepKool (KeepKool owned 94% of Thermoplus prior to the Restructuring); and 24,372 share for his shares of 3294242 Canada Inc. which represented 61% of 3294242 (3294242 owned 49.99% of Refplus, Inc. prior to the Restructuring). Dectron Inc. owned 50.01% of Refplus Inc. prior to the Restructuring. The two promissory notes totaling Cdn$592,000 were issued to Mr. Lakdawala and his affiliates in exchange for Cdn$222,000 of debt owed to Mr. Lakdalawa by KeepKool and Cdn$370,000 for a portion of his shares of KeepKool.

         The terms of the Restructuring were negotiated between Mr. Lakdawala and the other owners of the minority interest in Refplus and Thermoplus. Mr. Lakdawala and his affiliates held a majority interest in Thermoplus prior to the Restructuring. Dectron owned a majority interest in Refplus prior to the Restructuring and Mr. Lakdawala owned a majority of the 49.99% interest in Refplus purchased by Dectron in the Restructuring. The value was arrived at based on negotiations between Dectron and the sellers (other than Mr. Lakdawala and his affiliates). Dectron did not have two independent disinterested directors to ratify the transactions. There can be no assurance that such transaction was on terms no less favorable than Dectron could have obtained from other third parties, although management believes that they were as favorable.

         Between March and May 1999, we made loans of $123,061.31 to Mauro Parissi, our Chief Financial Officer, $108,569.95 to Ralph Kittler, the son of Reinhold Kittler, a Director, $134,064.48 to Dave Lucas, our Vice President. The loans were used to finance purchase of the Dectron's stock and bore interest at the Canadian prescribed interest rate of five percent (5%). The borrowers plan to repay the loan through credit facilities they expect to take from the National Bank of Canada.

         All future material transactions, including any loans, between Dectron and its officers, directors, principal stockholders or affiliates of any of them have been and will be on terms no less favorable to Dectron than those that can be obtained from unaffiliated third parties, and will be approved in advance by a majority of the independent and disinterested directors who had access, at Dectron's expense, to Dectron's or independent legal counsel.

ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)          Financial Statements.

             Report of Independent Auditors....................................................................F- 1

             Consolidated Balance Sheets for the years ended January 31, 2000 and 1999................F- 2 to F - 3

             Consolidated Statements of Earnings
                 for the years ended January 31, 2000, 1999 and 1998...........................................F- 4

             Consolidated Statements of Cash Flows
                 for the years ended January 31, 2000, 1999 and 1998..................................F- 5 to F - 7

             Consolidated Statements of Stockholders' Equity
                 for the years ended January 31, 2000, 1999 and 1998...........................................F- 8

             Notes to Consolidated Financial Statements..............................................F- 9 to F - 28

(b)          Reports on Form 8-K.

             On September 29, 1999, the Company filed a report on Form 8-K to disclose the acquisition of IPAC, Inc.

(c)          Exhibits.

             27.    Financial Data Schedule

                           DECTRON INTERNATIONALE INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT JANUARY 31, 2000

                           DECTRON INTERNATIONALE INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS AT JANUARY 31, 2000



                                TABLE OF CONTENTS

Report of Independent Auditors                                                    F-1

Consolidated Balance Sheets                                                F-2 to F-3

Consolidated Statements of Earnings                                               F-4

Consolidated Statements of Cash Flows                                      F-5 to F-7

Consolidated Statements of Stockholders' Equity                                   F-8

Notes to Consolidated Financial Statements                                F-9 to F-28

Schwartz Levitsky Feldman  LLP

COMPTABLES AGREES
CHARTERED ACCOUNTANTS
MONTREAL, TORONTO, OTTAWA

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders of
Dectron Internationale Inc.

We have audited the consolidated balance sheets of Dectron Internationale Inc. as at January 31, 2000 and 1999 and the related consolidated statements of earnings, cash flows and changes in stockholders' equity for each of the years ended January 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dectron Internationale Inc. as at January 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years ended January 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles in the United States of America.

Since the accompanying financial statements have not been prepared and audited in accordance with generally accepted accounting principles and generally accepted auditing standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.

Montreal, Quebec

March 14, 2000                                             Chartered Accountants

DECTRON INTERNATIONALE INC.
CONSOLIDATED BALANCE SHEETS
AS AT JANUARY 31, 2000 AND JANUARY 31, 1999
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                                                            2000              1999
                                                                                             $                  $
                                   A S S E T S

CURRENT

Cash                                                                                        220,562            505,543
Accounts receivable (note 3)                                                              7,626,840          5,619,649
Income taxes receivable                                                                           -             71,522
Inventory (note 4)                                                                        8,169,607          5,138,154
Prepaid expenses and sundry assets                                                        1,062,973            629,260
Current portion of loans receivable (note 5)                                                      -             43,018
Deferred income taxes                                                                        85,699                  -
                                                                                     ---------------    --------------

                                                                                         17,165,681         12,007,146

LOANS RECEIVABLE (note 5)                                                                   179,939             79,246

PROPERTY, PLANT AND EQUIPMENT (note 6)                                                    7,673,802          5,406,295

DEPOSIT ON BUILDING                                                                       1,000,000                  -

INTANGIBLES (note 7)                                                                         99,218                  -

GOODWILL (note 8)                                                                         1,759,297          1,888,400

DEFERRED INCOME TAXES                                                                       107,152                  -
                                                                                     ---------------    --------------

                                                                                         27,985,089         19,381,087
                                                                                     ===============    ==============



             The accompanying notes are an integral part of
                these consolidated financial statements.

DECTRON INTERNATIONALE INC.
CONSOLIDATED BALANCE SHEETS
AS AT JANUARY 31, 2000 AND JANUARY 31, 1999
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                                                            2000                1999
                                                                                             $                   $
                              L I A B I L I T I E S

CURRENT

     Bank loans (note 9)                                                                  5,616,167           2,946,856
     Accounts payable and accrued expenses (note 10)                                      5,096,977           3,813,899
     Income taxes payable                                                                   140,361                   -
     Current portion of long-term debt (note 11)                                          1,263,073             440,523
     Notes payable                                                                                -             533,199
     Other loan payable                                                                           -              64,553
     Current portion of deferred revenue (note 14)                                          228,079             161,226
                                                                                     ---------------     ---------------

                                                                                         12,344,657           7,960,256

LONG-TERM DEBT (note 11)                                                                  4,657,838           1,531,872

DUE TO DIRECTOR (note 12)                                                                    51,905              51,639

LOAN PAYABLE (note 13)                                                                      275,057             259,052

DEFERRED REVENUE (note 14)                                                                  732,158             605,345

DEFERRED INCOME TAXES                                                                             -             426,300
                                                                                     ---------------     ---------------

                                                                                         18,061,615          10,834,464
                                                                                     ---------------     ---------------

                              STOCKHOLDERS' EQUITY

CAPITAL STOCK (note 15)                                                                   6,849,609           6,867,529

TREASURY STOCK                                                                              (88,780)                  -

ACCUMULATED OTHER COMPREHENSIVE INCOME                                                      289,121             (67,667)

RETAINED EARNINGS                                                                         2,873,524           1,746,761
                                                                                     ---------------     ---------------

                                                                                          9,923,474           8,546,623
                                                                                     ---------------     ---------------

                                                                                         27,985,089          19,381,087
                                                                                     ===============     ===============

             The accompanying notes are an integral part of
                these consolidated financial statements.

DECTRON INTERNATIONALE INC.
CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE YEARS ENDED JANUARY 31
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                                       2000               1999                1998
                                                                        $                  $                   $
Net sales                                                             31,402,954         20,495,340          16,370,849

Cost of sales                                                         20,168,656         13,697,360          10,777,360
                                                                 ---------------     ---------------     ---------------

Gross profit                                                          11,234,298          6,797,980           5,593,489
                                                                 ---------------     ---------------     ---------------

Operating expenses

     Selling                                                           5,270,656          2,735,145           2,272,053
     General and administrative                                        2,065,155          1,329,426           1,304,014
     Depreciation and amortization                                     1,187,662            733,744             461,100
     Interest expense                                                    674,287            359,274             287,677
                                                                 ---------------     ---------------     ---------------

                                                                       9,197,760          5,157,589           4,324,844
                                                                 ---------------     ---------------     ---------------

Earnings before income taxes                                           2,036,538          1,640,391           1,268,645

     Income taxes (note 16)                                              909,775            511,210             405,314
                                                                 ---------------     ---------------     ---------------

Net earnings                                                           1,126,763          1,129,181             863,331
                                                                 ===============     ===============     ===============

Net earnings per common share, basic and diluted                            0.40               0.54                0.49
                                                                 ===============     ===============     ===============

Weighted average number of common shares
     outstanding                                                       2,795,000          2,082,781           1,750,000
                                                                 ===============     ===============     ===============

             The accompanying notes are an integral part of
                these consolidated financial statements.

DECTRON INTERNATIONALE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                                       2000               1999                1998
                                                                        $                  $                   $
  CASH FLOWS FROM OPERATING ACTIVITIES

       Net earnings                                                    1,126,763          1,129,181             863,331

  Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:

       Depreciation and amortization                                   1,187,662            733,744             461,100
       Increase in accounts receivable                                (2,007,191)        (2,575,820)           (385,013)
       Increase in income taxes receivable                                     -           (272,024)                  -
       Increase in inventory                                          (3,031,453)        (1,320,706)         (1,311,838)
       Increase in prepaid expenses and sundry assets                   (433,713)          (336,329)           (116,901)

       Increase in accounts payable and accrued expenses               1,283,078          1,849,619             309,169
       Increase in income taxes payable                                  211,883                  -             299,641
       Increase in deferred revenue                                      193,666            168,656             110,279
       Increase (decrease) in deferred income taxes                     (137,125)            15,657            (164,587)
                                                                 ---------------     ---------------     ---------------

  Net cash (used in) provided by operating activities                 (1,606,430)          (608,022)             65,181
                                                                 ===============     ===============     ===============

             The accompanying notes are an integral part of
                these consolidated financial statements.

DECTRON INTERNATIONALE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                                       2000               1999                1998
                                                                        $                  $                   $
  CASH FLOWS FROM INVESTING ACTIVITIES

       Acquisition of property, plant and equipment                   (3,323,520)        (1,941,188)         (1,978,811)
       Proceeds from disposal of property, plant
          and equipment                                                        -                  -             233,428
       Deposit on building                                            (1,000,000)                 -                   -
       Acquisition of intangibles                                       (101,764)                 -                   -
       Acquisition of goodwill                                                 -         (1,931,638)                  -
                                                                 ---------------     ---------------     ---------------

  Net cash used in investing activities                               (4,425,284)        (3,872,826)         (1,745,383)
                                                                 ---------------     ---------------     ---------------

  CASH FLOWS FROM FINANCING ACTIVITIES

       Acquisition of minority interest in equity
          consolidated entity                                                  -           (352,469)                  -
       Proceeds from grant receivable                                          -                  -              25,019
       (Advances to) repayments from directors                               266            (15,706)            (29,996)
       (Advances to) repayments from corporate
          shareholders                                                    (1,113)            56,550            (110,089)
       (Advances to) repayments from loan receivable                     (56,562)                 -              47,950
       Advances from (repayments of) bank loans                        2,669,311           (180,484)          1,504,150
       Advances from (repayments of) notes payable                      (533,199)           533,199                   -
       Advances from (repayments of) other loan payable                  (64,553)            64,553                   -
       Advances from (repayment of) long-term debt                     3,948,516            (11,067)            445,308
       Advances from (repayment of) loan payable                          16,005            (96,284)           (320,320)
       Issuance of capital stock                                               -          4,932,834                   -
       Purchase of treasury stock                                        (88,780)                 -                   -
       Advances for share purchase plan receivable                      (499,946)                 -                   -
                                                                 ---------------     ---------------     ---------------

  Net cash provided by financing activities                            5,389,945          4,931,126           1,562,022
                                                                 ---------------     ---------------     ---------------

  Effect of foreign currency exchange rate changes                       356,788             27,110              94,334
                                                                 ===============     ===============     ===============


             The accompanying notes are an integral part of
                these consolidated financial statements.

DECTRON INTERNATIONALE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                                       2000               1999                1998
                                                                        $                  $                   $
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                   (284,981)           477,388             (23,846)

     Cash and cash equivalents, beginning of year                        505,543             28,155              52,001
                                                                 ---------------     ---------------     ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                   220,562            505,543              28,155
                                                                 ===============     ===============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION

     Interest paid                                                       522,558            450,324             317,784
                                                                 ===============     ===============     ===============

     Income taxes paid                                                   706,339            398,091             358,315
                                                                 ===============     ===============     ===============


             The accompanying notes are an integral part of
                these consolidated financial statements.

DECTRON INTERNATIONALE INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JANUARY 31
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                                      CUMULATIVE           OTHER
                                                                       RETAINED        COMPREHENSIVE         TREASURY
                                   NUMBER             AMOUNT           EARNINGS            INCOME             STOCK
                                --------------     --------------   --------------     ---------------     -------------
                                                         $                 $                 $                  $
Balance January 31, 1998               91,267          1,934,695          617,580             (94,777)           -

Redemption of shares                  (91,267)        (1,934,695)         -                 -                    -
Issuance of common
     Shares                         2,795,000          8,421,450          -                 -                    -
Cost of issuance                     -                (1,553,921)         -                 -                    -
Foreign currency
     Translation                     -                  -                 -                    27,110            -
Net income for the year              -                  -               1,129,181           -                    -
                                --------------     --------------   --------------     ---------------     -------------

Balance January 31, 1999            2,795,000          6,867,529        1,746,761             (67,667)           -
                                --------------     --------------   --------------     ---------------     -------------

Purchase of 20,000
     common shares                   -                   -                 -                  -                 (88,780)
Share purchase plan
     receivable                      -                 (499,946)           -                  -                  -
Deferred tax benefit                 -                  482,026            -                  -                  -
Foreign currency
     translation                     -                 -                  -                   356,788            -
Net income for the year              -                 -                1,126,763              -                 -
                                --------------     --------------   --------------     ---------------     -------------

Balance, January 31, 2000           2,795,000         6,849,609         2,873,524             289,121           (88,780)
                                ==============     ==============   ==============     ===============     =============

             The accompanying notes are an integral part of
                these consolidated financial statements.

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2000 AND JANUARY 31, 1999
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a)    Basis of Consolidated Financial Statements Presentation

            These consolidated financial statements include the accounts of Dectron Internationale Inc., Dectron Inc. Consolidated and Circul-aire Group.

            Dectron Inc. Consolidated is comprised of Dectron Inc. and of its wholly-owned subsidiaries, Refplus Inc., Thermoplus Air Inc., Fiber Mobile Ltd., Dectron U.S.A. Inc. and IPAC 2000 Inc.

            Circul-aire Group is comprised of 9048-3140 Quebec Inc. and Cascade Technologies Inc., and of its wholly-owned subsidiaries, PM Wright Ltd., Purafil Canada Inc. and 122248 Canada Inc.

            All inter-company profits, transactions and account balances have been eliminated.

      b)    Principal Activities

            The company Dectron Internationale Inc. was incorporated on March 30, 1998. These companies are principally engaged in the production of dehumidification, refrigeration, indoor air quality (IAQ), ventilation, air conditioning and air purification systems in Canada and its distribution world wide. The activities of Dectron Internationale Inc., Cascade Technologies Inc., 9048-3140 Quebec Inc. are immaterial in the aggregate, as their only activity is to hold the investments in the operating companies.

      c)    Cash and Cash Equivalents

            Cash and cash equivalents include cash on hand, amounts due from banks and any other highly liquid investments purchased with a maturity of three months or less. The carrying amounts approximate fair value because of the short maturity of these instruments.

      d)    Revenue Recognition

            Contract revenue is accounted for under the percentage of completion method prorated on units produced. When a terminal loss on a contract can be reasonably estimated, the total estimated amount of the loss is charged to income for the year.

      e)    Inventory

            Inventory of raw materials is valued at the lower of cost and replacement cost and inventory of work-in-process and finished goods at the lower of cost and net realizable value. Cost is determined on the first-in, first-out basis.

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2000 AND JANUARY 31, 1999
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      f)    Property, Plant and Equipment

            Property, plant and equipment are recorded at cost and are depreciated or amortized on the basis of their estimated useful lives at the undernoted rates and methods:

            Building                              4 or 5%         Straight-line
            Machinery and equipment               10%             Straight-line or 20% declining balance
            Furniture and fixtures                15 or 20%       Straight-line or 20% declining balance
            Computer equipment                    15 or 30%       Straight-line 0r 30% declining balance
            Rolling stock                         30%             Straight-line or 30% declining balance
            Equipment under capital leases        20 or 30%       Declining balance
            Leasehold improvements                                Straight-line over term of the lease

            Depreciation and amortization for assets acquired during the year are recorded at one-half of the indicated rates.

      g)    Intangibles

            Intangibles represent patents and trademarks costs. These intangibles are being amortized on the straight-line basis over a fifteen year period.

      h)    Goodwill

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

      j)    Income Taxes

            The company accounts for income taxes under the provisions of statement of FAS No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns. Deferred income taxes are provided using the liability method. Under the liability method, deferred income taxes are recognized for all significant temporary differences between the tax and financial statements basis of assets and liabilities.

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2000 AND JANUARY 31, 1999
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      k)    Foreign Currency Translation

            The company maintains its books and records in Canadian dollars. The operations of the company's subsidiary in the United States is an integrated corporation. As a result, monetary assets and liabilities in foreign currency are translated into Canadian dollars at exchange rates in effect at the balance sheet date, whereas non-monetary assets and liabilities are translated at the average exchange rates in effect at transaction dates. Revenues and expenses in foreign currency are translated at the average rate effective during the year with the exception of depreciation, which is translated at the historical rate. Gains and losses resulting from the translation of foreign currency transactions are included in earnings.

            The translation of the financial statements from Canadian dollars ("CDN $") into United States dollars is performed for the convenience of the reader. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been, or could be, converted into United States dollars at the rates on the respective dates and or at any other certain rates. Adjustments resulting from the translation are included in the accumulated other comprehensive income in stockholder's equity.

      l)    Earnings Per Share

            The company has adopted FAS No. 128, "Earnings per Share" which requires disclosure on the financial statements of "basic" and "diluted" earnings per share. Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding for the year. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to Warrants for each year. The "basic" and "diluted" earnings per share are the same because the exercise price is greater than the average stock price for the year.

      m)    Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that effect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2000 AND JANUARY 31, 1999
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      n)    Long-lived Assets

            The company adopted the provisions of FAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of. FAS No. 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management used its best estimate of the undiscounted cash flows to evaluate the carrying amount and have determined that no impairment has occurred.

      o)    Recently Issued Accounting Standard

            In June 1998, FAS No. 133 was issued with respect to Accounting for Derivative Instruments and Hedging activities. The requirements of FAS No. 133 was extended to fiscal years beginning January 1, 2001 by FAS No. 137. The company anticipates that adoption of FAS No. 137 will initially affect comprehensive income.

2.    COMPREHENSIVE INCOME

      The company has adopted FAS No. 130 "Reporting Comprehensive Income" which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net earnings or total stockholders' equity. The components of comprehensive income are as follows:

                                                                       2000               1999                1998
                                                                        $                  $                   $
     NET EARNINGS                                                      1,126,763          1,129,181             863,331

     OTHER COMPREHENSIVE INCOME

          Foreign currency translation                                   356,788             27,110            (168,499)
                                                                 ---------------     ---------------     ---------------

     COMPREHENSIVE INCOME                                              1,483,551          1,156,291             694,832
                                                                 ===============     ===============     ===============

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2000 AND JANUARY 31, 1999
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

3.    ACCOUNTS RECEIVABLE

                                                                                          2000                1999
                                                                                           $                   $
     Accounts receivable                                                                  7,786,400           5,694,435
     Less:  Allowance for doubtful accounts                                                 159,560              74,786
                                                                                     ---------------     ---------------

     Accounts receivable - net                                                            7,626,840           5,619,649
                                                                                     ===============     ===============

4.    INVENTORY

      Inventory is comprised of the following:

                                                                                          2000                1999
                                                                                           $                   $
     Raw materials                                                                        4,995,391           3,228,825
     Work-in-process                                                                      1,676,899             856,308
     Finished goods                                                                       1,497,317           1,053,021
                                                                                     ---------------     ---------------

                                                                                          8,169,607           5,138,154
                                                                                     ===============     ===============

5.    LOANS RECEIVABLE

      The loans receivable consist of the following:

                                                                                          2000                1999
                                                                                           $                   $
     Loan receivable - private companies                                                    151,813              95,251
     Loan receivable - corporate shareholder                                                 28,126              27,013
                                                                                     ---------------     ---------------

                                                                                            179,939             122,264

     Current portion                                                                              -              43,018
                                                                                     ---------------     ---------------

                                                                                            179,939              79,246
                                                                                     ===============     ===============

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2000 AND JANUARY 31, 1999
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

6.    PROPERTY, PLANT AND EQUIPMENT

                                                                                          2000                1999
                                                                                           $                   $
     Land                                                                                   239,457             229,980
     Building                                                                             2,556,424           1,977,700
     Machinery and equipment                                                              7,055,701           4,788,949
     Furniture and fixtures                                                                 650,993             513,720
     Computer equipment                                                                   1,452,354           1,175,318
     Rolling stock                                                                          106,629              91,831
     Equipment under capital leases                                                         542,239             520,779
     Leasehold improvements                                                                 564,159             424,463
                                                                                     ---------------     ---------------

     Cost                                                                                13,167,956           9,722,740
                                                                                     ---------------     ---------------
     Less accumulated depreciation and amortization:

     Building                                                                               354,986             244,168
     Machinery and equipment                                                              2,997,693           2,309,951
     Furniture and fixtures                                                                 447,258             390,403
     Computer equipment                                                                   1,032,455             854,833
     Rolling stock                                                                           49,967              24,760
     Equipment under capital leases                                                         251,508             171,748
     Leasehold improvements                                                                 360,287             320,582
                                                                                     ---------------     ---------------

                                                                                          5,494,154           4,316,445
                                                                                     ---------------     ---------------

     Net                                                                                  7,673,802           5,406,295
                                                                                     ===============     ===============

      Depreciation and amortization of property, plant and equipment for fiscal year 2000 amounted to $982,210 ($643,128 in 1999).

7.    INTANGIBLES

                                                                                         2000                1999
                                                                                          $                   $
     Patents and trademarks costs                                                          101,764                   -
     Less:  Accumulated amortization                                                         2,546
                                                                                    ---------------     ---------------

     Net                                                                                    99,218                   -
                                                                                    ===============     ===============

      Amortization of intangibles for fiscal year 2000 amounted to $2,546 (Nil in 1999).

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2000 AND JANUARY 31, 1999
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

8.    GOODWILL

                                                                                          2000                1999
                                                                                           $                   $
     Cost                                                                                 2,069,190           1,987,298
     Less: Accumulated amortization                                                         309,893              98,898
                                                                                     ---------------     ---------------

     Net                                                                                  1,759,297           1,888,400
                                                                                     ===============     ===============

      Amortization of goodwill for fiscal year 2000 amounted to $202,906 ($90,616 in 1999).

9.    BANK LOANS

      The company has an available line of credit of $7,924,476 bearing interest between 0.25% and 0.5% per annum over the prime lending rate and it is renegotiated annually.

      Bank loans are secured by a moveable hypothec on accounts receivable, inventory and commercial equipment, by a $4,134,509 hypothec on all assets of the company, including a first ranking hypothec in the amount of $4,134,509 on the proceeds of all risks insurance on the property and by a solitary guarantee in the amount of $3,445,424 bearing interest between 0.5% and 1% per annum over the prime lending rate with interest payable on a monthly basis. The bank loans are renegotiated annually.

      The company finances its operations mainly through the use of Banker's Acceptance bearing an average lending rate of less than prime.

      The average cost of financing for fiscal year 2000 is 8.19% (7.16% in 1999).

10.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                                          2000                1999
                                                                                           $                   $
     Accounts payable and accrued expenses are comprised of the following:

         Trade payable                                                                    3,469,390           2,723,859
         Accrued expenses                                                                 1,627,587           1,090,040
                                                                                     ---------------     ---------------

                                                                                          5,096,977           3,813,899
                                                                                     ===============     ===============

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2000 AND JANUARY 31, 1999
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

11.   LONG-TERM DEBT

                                                                                          2000                1999
                                                                                           $                   $
     a)    Government loans, without guarantee nor interest,  repayable 15 years after their date of receipt, the first portion of $31,698 is repayable in August 2002 and the second portion of $31,698 is
           repayable in July 2004.                                                           63,396              60,887

     b)    Immigration loans secured by a first ranking universal hypothec on the universality of the property, moveable and immovable, present and future, corporeal and incorporeal, bearing interest at variable rates from 5.21% to 5.59% per annum, due on different dates between
           November 2002 and May 2004. The loans are net of sinking funds
           since all amounts paid into them must be used to repay the loans.              1,213,966             852,463

     c)    Obligation under capital lease for rolling stock subject to blended
           monthly payments of $437, up to August 2003.                                      18,783                   -


     d)    Bank term loan secured by a first ranking universal hypothec on the universality of the property, moveable and immovable, present and future and corporeal and incorporeal, bearing interest at 7.99% per annum repayable in monthly capital repayments of $575 plus a final
           repayment of $69,415 in December 2002.                                            88,978              92,088

     e)    Bank term loan bearing interest at 7% per annum, repayable in
           monthly capital repayments of $383, maturing April 2002.                          65,843                   -
                                                                                     ---------------     ---------------

     Balance carried forward                                                              1,450,966           1,005,438
                                                                                     ---------------     ---------------

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2000 AND JANUARY 31, 1999
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

11.   LONG-TERM DEBT (Continued)

                                                                                          2000                1999
                                                                                           $                   $

           Balance brought forward                                                        1,450,966           1,005,438


     f)    Bank loan, bearing interest at prime plus 1% per annum repayable in
           monthly capital repayments of $1,544, maturing April 2002.                        41,685              57,833

     g)    Bank loan, bearing interest at prime rate plus 1% per annum, repayable in monthly capital repayments of $5,240 and a final
           repayment of $5,245 plus interest, maturing November 2001.                       115,281             171,107


     h)    Loan from Societe Developpement Industriel du Quebec bearing interest at a rate of approximately prime plus 1.50% which is deferred and capitalized for the minimum of either 12 months or when the accumulated interest is greater than 10% of the loan advance, repayable in annual payments commencing June 30, 1997 at a rate of
           15% of the prior year's net income to a maximum of $34,454 per annum.             45,421              82,229

     i)    Obligation under capital leases for machinery and equipment with carrying value of $290,731 repayable by 2 remaining equal payments of $8,172 and 14 remaining equal payments of $5,903 including imputed interest of 7.64% and 7.24% respectively plus a purchase option of $62,757 and $45,691 maturing April 2000 and April 2001
           respectively.                                                                    198,536             332,966

     j)    Government loan of an original amount of $213,534, without guarantee nor interest, repayable in 4 equal annual installments starting at
           the latest on December 1, 1997, maturing in December 2000.                        53,383             102,541

     k)    Small business investment loan, secured by machinery and equipment, repayable in monthly installments of $2,550 and a final repayment of
           $1,171, bearing interest at prime plus 1.75%, maturing March 2000.                 3,721              35,407
                                                                                     ---------------     ---------------

     Balance carried forward                                                              1,908,993           1,787,521
                                                                                     ---------------     ---------------

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2000 AND JANUARY 31, 1999
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

11.   LONG-TERM DEBT (Continued)

                                                                                         2000                 1999
                                                                                           $                   $

           Balance brought forward                                                        1,908,993           1,787,521

     l)    Bridge loan secured by a first ranking hypothec with delivery of all shares of its wholly-owned subsidiaries and an unconditional letter of guarantee, bearing interest at the Banker's American base rate
           plus 3%, renegotiated subsequent to year-end.                                  4,000,000                   -

     m)    Other                                                                             11,918              19,420

     n)    Long-term debt repaid during the year                                                  -             165,454
                                                                                     --------------      ---------------

                                                                                          5,920,911           1,972,395
           Less: Current portion                                                          1,263,073             440,523
                                                                                     --------------      ---------------

                                                                                          4,657,838           1,531,872
                                                                                     ==============      ===============

      Future principal payment obligations are as follows:

     2001                                                                                               $     1,263,073
     2002                                                                                                       607,170
     2003                                                                                                       908,239
     2004                                                                                                     1,049,323
     2005 and thereafter                                                                                      2,093,106
                                                                                                        ----------------

                                                                                                        $     5,920,911
                                                                                                        ================

      On February 23, 2000 the bank loan (see note 11-l) was renegotiated and a term loan in the amount of $2,527,000 bearing interest at the Banker's American Prime Rate plus 1%, was granted for a term of five years. A mezzanine loan in the amount of $1,000,000 bearing interest at the Bank's American Prime Rate plus 3% was also granted for a term of three years. These loans are secured by a first and second ranking universal hypothec in the amount of $4,134,509 on all the moveable and immoveable, present and future of two of its wholly-0wned subsidiaries and an unconditional letter of guarantee in the amount of $3,527,000.

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2000 AND JANUARY 31, 1999
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

12.   DUE TO DIRECTOR

      The amount due to director is unsecured, non-interest bearing and is due on April 15, 2002.

13.   LOAN PAYABLE

      This loan payable is non-interest bearing and is owed to private companies, due on April 15, 2002.

14.   DEFERRED REVENUE

                                                                                           2000                1999
                                                                                            $                   $
     Deferred revenue                                                                        960,237            766,571
     Current portion                                                                         228,079            161,226
                                                                                      ---------------     ---------------

                                                                                             732,158            605,345
                                                                                      ===============     ===============

      Deferred revenue will be recognized as income as follows:

     2001                                                                                                 $      228,079
     2002                                                                                                        267,272
     2003                                                                                                        223,891
     2004                                                                                                        161,825
     2005                                                                                                         79,170
                                                                                                          ---------------

                                                                                                          $      960,237
                                                                                                          ===============

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2000 AND JANUARY 31, 1999
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

15.   CAPITAL STOCK

      a)    Authorized

            An unlimited number of preferred shares, non-cumulative, voting, no par value

            An unlimited number of common shares, voting, no par value

      b)    Issued

                                                                                          2000                1999
                                                                                           $                   $
          2,795,000 common shares                                                         6,849,609           6,867,529
                                                                                     ===============     ===============

      c) On October 5, 1998 the company issued 1,000,000 common shares in an Initial Public Offering (the "IPO") for gross proceeds of $6,000,000 and 1,000,000 Warrants for $125,000 less underwriting commission and other expenses of $1,516,521 ($866,120 net of income taxes recoverable).

            On November 15, 1998 the company issued and additional 45,000 common shares for gross proceeds of $270,000 and 150,000 Warrants for $18,750 less underwriting commission and other expenses of $37,400.

            Immediately prior to the "IPO" the company issued 1,750,000 common shares for a share for share exchange valued at $1,596,433.

      d)    Purchase Warrants

            During the fiscal year 1999, Purchase Warrants ("Warrants") were issued pursuant to a Warrant Agreement between the company and J.P. Turner & Company, L.L.C. and Klein Maus and Shire Incorporated. Each Warrant entitles its holders to purchase, during the four year period commencing on October 5, 1999, one share of common stock at an exercise price of $9.00 per share, subject to adjustment in accordance with the anti-dilution and other provision referred to below.

            The Warrants may be redeemed by the company at any time commencing one year from October 5, 1999 (or earlier with the consent of the representatives) and prior to their expiration, at a redemption price of $0.125 per Warrant, on not less that 30 days prior written notice to the holders of such Warrants, provided that the closing bid price of the common stock, if traded on the Nasdaq SmallCap Market, or the last sale price of the common stock, if listed on the Nasdaq National Market or on a national exchange, is at least 133% ($12.00 per share, subject to adjustment) of the exercise price of the Warrants for a period of 30 consecutive trading days ending on the third day prior to the date the notice of redemption is given. Holders of Warrants shall have exercise rights until the close of the business day preceding the date fixed for redemption.

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2000 AND JANUARY 31, 1999
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

15.   CAPITAL STOCK (continued)

      d)    Purchase Warrants (continued)

            The exercise price and the number of shares of common stock purchasable upon the exercise of the Warrants are subject to adjustment upon the occurrence of certain events, including stock dividends, stock splits, combinations or classification of the common stock. The Warrants do not confer upon holders any voting or any other rights of shareholders of the company.

            No Warrant will be exercisable unless at the time of exercise the company has filed with the Commission a current prospectus covering the issuance of common stock issuable upon the exercise of the Warrant and the issuance of shares has been registered or qualified or is deemed to be exempt from registration or qualification under the securities laws of the state of residence of the holder of the Warrant. The company has undertaken to use its best efforts to maintain a current prospectus relating to the issuance of shares of common stock upon the exercise of the Warrants until the expiration of the Warrants, subject to the terms of the Warrant Agreement. While it is the company's intention to maintain a current prospectus, there is no assurance that it will be able to do so.

      e)    Employee Stock Option Plan

            The company has adopted a Stock Option Plan (the "Plan") pursuant to which 650,000 shares of Common Stock are reserved for issuance, 349,000 options are currently issued and outstanding.

            On September 2, 1999, the Board granted options under a Stock Option Plan to certain members of the Board and certain employees. Subject to certain limitations, the options granted are exercisable one year after issuance. Subsequent to the one-year anniversary date of the grant, the option holders may exercise the option up to 25% of the total options per year for the following four years. Each of the options will be fully exercisable on November 4, 2003, and expire on November 4, 2004. The exercise price of the option is $3.00.

            The Plan is administered by the Board of Directors, who will determine, among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock issuable upon the exercise of the options and the option exercise price.

            The Plan is effective for a period of five years, expiring in 2003. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide Dectron with their skills and expertise. Options granted under the Plan may be exercisable for up to five year, and shall be at an exercise price all as determined by the Board. Options are non-transferable except by the laws of descent and distribution or a change in control of Dectron, as defined in the Plan, and are exercisable only by the participant during his or her lifetime. Change in control includes
            (i) the sale of substantially all of the assets of Dectron and merger or consolidation with another company, or (ii) a majority of the Board changes other than by election by the stockholders pursuant to Board solicitation or by vacancies filled by the Board caused by death or resignation of such person.

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2000 AND JANUARY 31, 1999
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

15.   CAPITAL STOCK (continued)

      e)    Employee Stock Option Plan (continued)

            If a participant ceases affiliation with Dectron by reason of death, permanent disability or retirement at or after age 70, the option remains exercisable for one year from such occurrence but not beyond the option's expiration date. Other types of termination allow the participant three months to exercise, except for termination for cause, which results in immediate termination of the option.

            Option under the Plan must be issued within five years from the effective date of the Plan.

            Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by Dectron become available again for issuance under the Plan.

            The Plan may be terminated or amended at any time by the Board of Directors, except that the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the Plan may not be increased without consent of our stockholders.

      f)    Share Purchase Plan Receivable

            The SEC staff Accounting Bulletins require that accounts or notes receivable arising from transactions involving capital stock should be presented as deductions from shareholders' equity and not as assets. Accordingly, in order to comply with U.S. GAAP shareholders' equity has been reduced by $499,946 at January 31, 2000, to reflect the loans due from certain employees and officers which relate to the purchase of common shares of the company.

      g) During the year, the company purchased 20,000 common shares as treasury stock for $88,780.

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2000 AND JANUARY 31, 1999
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

16.   INCOME TAXES

      Provision for income taxes consists of the following:

                                                                                          2000               1999
                                                                                           $                   $
     a)   Current                                                                         1,075,111            480,064
          Deferred (recovered)                                                             (165,336)            31,146
                                                                                     ---------------     --------------

                                                                                            909,775            511,210
                                                                                     ===============     ==============

                                                                                          2000               1999
                                                                                           $                   $
     b)   Income taxes at Canadian statutory rates:                                         631,733            480,065

          Increase (decrease) resulting from:

          Large corporations tax                                                              7,878                  -
          Manufacturing and processing deduction                                           (105,547)          (114,828)
          Non-deductible expenses                                                            51,740                  -
          Temporary differences                                                             332,638            145,973
          Application of losses carried forward                                             (16,307)                 -
          Difference  between  Canadian  statutory rates and those applicable to
          foreign subsidiary                                                                (14,056)                 -
          Other                                                                              21,696                  -
                                                                                     ---------------     --------------

          Effective income taxes                                                            909,775            511,210
                                                                                     ===============     ==============

      c) Deferred income taxes represent the tax charges derived from temporary differences between amortization of property, plant and equipment and recognition of deferred revenue, and the actual amounts deducted from or added to the taxable income.

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2000 AND JANUARY 31, 1999
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

17.   COMMITMENTS

      a) The company is committed to payments under operating leases for its premises totalling $1,012,820. Annual payments for the next five years are as follows:

          2001                                                                                        $       357,184
          2002                                                                                                197,473
          2003                                                                                                184,201
          2004                                                                                                139,019
          2005                                                                                                134,943
                                                                                                      ----------------

                                                                                                      $     1,012,820
                                                                                                      ================

      b) The company is committed to make monthly payments of $13,414 into sinking funds which are given as security against the immigration loans. The annual payments for the next five years are as follows:

           2001                                                                                         $      160,970
           2002                                                                                                160,970
           2003                                                                                                155,595
           2004                                                                                                 92,842
           2005                                                                                                 10,750

      c) As at January 31, 2000, the company has outstanding letters of credit totaling $77,436.

            These letters of credit were incurred in the normal course of business.

      d) The company has signed purchase orders for machinery and equipment totaling $389,333. The equipment is expected to be delivered within the next year. A deposit of $38,933 has been paid.

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2000 AND JANUARY 31, 1999
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

18.   SEGMENTED INFORMATION

                                                                       2000               1999                1998
                                                                        $                  $                   $
      a)    The breakdown of sales by geographic area is as follows:

          Canada                                                      10,615,226          9,662,901           5,698,411
          United States of America                                    16,387,614         10,332,442          10,672,438
          International                                                4,400,114            499,997                   -
                                                                 ---------------     ---------------     ---------------

                                                                      31,402,954         20,495,340          16,370,849
                                                                 ===============     ===============     ===============

      b) The breakdown of identifiable assets by geographic area is as follows:

                                                                       2000               1999                1998
                                                                        $                  $                   $
          Canada                                                      23,217,699         19,381,087          11,524,828
          United States                                                4,767,390                  -                   -
                                                                 ---------------     ---------------     ---------------

                                                                      27,985,089         19,381,087          11,524,828
                                                                 ===============     ===============     ===============

19.   ACQUISTIONS

      On September 13, 1999 the company acquired the assets of IPAC, Inc. for $3,700,000. The allocation of the purchase price is summarized as follows:

      Current assets                                                                                   $     1,000,000
      Property and equipment                                                                                 1,600,000
      Deposit on building                                                                                    1,000,000
      Patents and trademarks                                                                                   100,000
                                                                                                       -----------------

                                                                                                       $     3,700,000
                                                                                                       =================

      The purchase method was used to account for the acquisition. The accompanying financial statements include the operations of the IPAC business for the period from September 14, 1999 to January 31, 2000.

      The purchase of the IPAC business was executed in two steps. The operating assets were purchased on September 13, 1999 and the building was purchased February 29, 2000. In order to properly reflect the substance of the two transactions, $1,000,000 of the initial asset purchase price has been allocated to the building purchase price based on an appraisal of the building at the time of the acquisition.

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2000 AND JANUARY 31, 1999
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

20.   FINANCIAL INSTRUMENTS

      a) The fair value of cash, accounts receivable and accounts payable approximately correspond to their book value given their short-term maturity. The carrying amount of long-term debt approximates fair value because interest rates are close to market value.

      b) The company has borrowed $1,447,078 in order to finance capital acquisitions (see note 11-b). Concurrently with these borrowings the company acquired an additional $1,653,804 of financing, for which it issued commercial paper of $1,653,804 with similar maturity and terms, as collateral. Since this commercial paper fully satisfies the required principal repayments of the additional financing, they have been offset and neither the asset nor the liability appears on the company's balance sheet.

21.   SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

                                                                               2000
                                         -----------------------------------------------------------------------------------
                                            FIRST             SECOND           THIRD            FOURTH
                                           QUARTER           QUARTER          QUARTER          QUARTER            TOTAL
                                         -------------     -------------   --------------    -------------     -------------
                                               $                 $               $                 $                 $
      Net sales                              7,316,795         6,966,199        8,620,718        8,499,242        31,402,954
      Gross profit                           2,160,009         2,325,663        2,661,602        4,087,024        11,234,298
      Operating earnings                       641,815           791,363          730,062          547,585         2,710,825
      Net earnings (loss)                      368,548           485,335          380,089         (107,209)        1,126,763
      Earnings (loss) per common
          share                                   0.13              0.17             0.14            (0,04)             0.40
      Average number of common
          shares outstanding                 2,795,000         2,795,000        2,795,000        2,795,000         2,795,000

                                                                               1999
                                         -----------------------------------------------------------------------------------
                                            FIRST             SECOND           THIRD            FOURTH
                                           QUARTER           QUARTER          QUARTER          QUARTER            TOTAL
                                         -------------     -------------   --------------    -------------     -------------
                                               $                 $               $                 $                 $
      Net sales                              5,133,744         4,768,847        5,169,840        5,422,909        20,495,340
      Gross profit                           1,423,440         1,675,471        1,678,698        2,020,371         6,797,980
      Operating earnings                       510,041           592,856          659,808          236,960         1,999,665
      Net earnings                             298,270           309,082          327,877          193,952         1,129,181
      Earnings per common shares                  0.14              0.15             0.16             0.09              0.54
      Average number of common
          shares outstanding                 2,082,781         2,082,781        2,082,781        2,082,781         2,082,781

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2000 AND JANUARY 31, 1999
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

22.   SUBSEQUENT EVENTS

      Subsequent to year-end, the company signed a new bank agreement which made available an additional operating line of credit of $344,542 bearing interest at prime rate plus 0.25%, renegotiated annually.

      On February 29, 2000, the company purchased the building they were currently leasing for an adjusted price of $1,850,000. In connection with the purchase, the company entered into a mortgage note in the amount of $1,652,000 and an equipment note in the amount of $406,000.

      The mortgage note is payable in monthly principal installments of $9,178 commencing April 1, 2000 until February 1, 2005 followed by a final installment on March 1, 2005 in the amount of $1,110,511. The note bears interest at the prime rate plus .75%.

      The equipment note is payable in monthly principal installments of $6,767 commencing on April 1, 2000 until March 1, 2005. The note bears interest at the prime rate plus .75%.

      In addition to the above credit facilities, the company also entered into a revolving credit note agreement. This credit facility is available to provide working capital as required up to $1,250,000. The note bears interest at the prime rate plus .5%.

      Future principal payment obligations under the above note agreements are as follows:

      2001                                                                                             $         159,444
      2002                                                                                                       191,333
      2003                                                                                                       191,333
      2004                                                                                                       191,333
      2005 and thereafter                                                                                      1,324,557
                                                                                                       -----------------

                                                                                                       $       2,058,000
                                                                                                       =================

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2000 AND JANUARY 31, 1999
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

23.   COMPARATIVE FIGURES

      Certain figures in the 1999 and 1998 financial statements have been reclassified to conform with the basis of presentation used in 2000.


24.   Uncertainty due to the Year 2000 Issue

      The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DECTRON INTERNATIONALE INC


                                     By:    /s/ Ness Lakdawala
                                         ---------------------------------------
                                            Ness Lakdawala
                                            Chairman and Chief Executive Officer

                                     Dated: May 1, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ness Lakdawala              Chairman, President, Chief Executive       May 1, 2000
-----------------------------   Officer
Ness Lakdawala


                                Executive Vice President and Director      May 1, 2000
-----------------------------
Reinhold Kittler


/s/ Roshan Katrak               Vice President of Human Relations          May 1, 2000
-----------------------------   and Director
Roshan Katrak


/s/ Mauro Parissi               Chief Financial Officer, Secretary         May 1, 2000
-----------------------------   and Director
Mauro Parissi


                                Vice President of Operations of Refplus    May 1, 2000
-----------------------------
Michel Lecompte


                                Vice President of Dectron Inc.             May 1, 2000
-----------------------------
David Lucas


/s/ Leena Lakdawala             Executive Vice President and Director      May 1, 2000
-----------------------------
Leena Lakdawala


                                Director                                   May 1, 2000
-----------------------------
Richard Ness