Form 10QSB
period 2000-04-30
DECTRON INTERNATIONALE INC
filed 2000-06-19
CIK 1066042

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended April 30, 2000 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from _______to_______

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 26, 2000, 2,795,000 Common Shares outstanding

         Transitional Small Business Disclosure (check One):

 Yes    [_]         No [X]

                           DECTRON INTERNATIONALE INC.

                                      INDEX
                                      -----

                                                                                                PAGE
                                                                                                ----
PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS

Interim Consolidated Balance Sheet - April 30, 2000..............................................2-3

Interim Consolidated Statements of Earnings - For the three months ended April
30, 2000
and the three months ended April 30, 1999 .......................................................4-5

Interim Consolidated Statements of Cash Flows - For the three months ended April
30, 2000
and three months ended April 30, 1999............................................................6-8

Interim Consolidated Statements of Stockholders' Equity............................................9

Interim Notes to Financial Statements..........................................................10-26

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITIONS AND RESULTS OF OPERATIONS...................................................27


PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES....................................................................28

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.........................................................28

SIGNATURES....................................................................................... 29

                           DECTRON INTERNATIONALE INC.
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              AS AT APRIL 30, 2000

                           DECTRON INTERNATIONALE INC.
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              AS AT APRIL 30, 2000











                                TABLE OF CONTENTS


Interim Consolidated Balance Sheets                             2 - 3

Interim Consolidated Statements of Earnings                       4-5

Interim Consolidated Statements of Cash Flows                   6 - 8

Interim Consolidated Statements of Stockholders' Equity             9

Interim Notes to Consolidated Financial Statements            10 - 26

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT APRIL 30, 2000 AND JANUARY 31, 2000
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


                                                             APRIL 30,          JANUARY 31,
                                                               2000                2000
                                                                 $                   $
                                                          ---------------     ----------------
                                   A S S E T S

CURRENT

     Cash                                                        359,199             220,562
     Accounts receivable (note 3)                              8,010,173           7,626,840
     Inventory (note 4)                                        8,817,174           8,169,607
     Prepaid expenses and sundry assets                        1,193,065           1,062,973
     Deferred income taxes                                        63,682              85,699
                                                          ---------------     ----------------

                                                              18,443,293          17,165,681

LOANS RECEIVABLE (note 5)                                        126,777             179,939

PROPERTY, PLANT AND EQUIPMENT (note 6)                        10,483,674           7,673,802

DEPOSIT ON BUILDING                                                    -           1,000,000

INTANGIBLES (note 7)                                              95,616              99,218

GOODWILL (note 8)                                              1,674,226           1,759,297

DEFERRED INCOME TAXES                                            126,635             107,152
                                                          ---------------     ----------------

                                                              30,950,221          27,985,089
                                                          ===============     ================










        The accompanying notes are an integral part of these consolidated financial statement

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT APRIL 30, 2000 AND JANUARY 31, 2000
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                                APRIL 30,          JANUARY 31,
                                                                  2000                2000
                                                                    $                   $
                                                             --------------      ---------------
                              L I A B I L I T I E S
CURRENT

     Bank loans (note 9)                                          5,834,368           5,616,167
     Accounts payable and accrued expenses (note 10)              5,906,351           5,096,977
     Income taxes payable                                            86,070             140,361
     Current portion of long-term debt (note 11)                  1,611,055           1,263,073
     Current portion of deferred revenue (note 14)                  233,232             228,079
                                                             --------------      ---------------

                                                                 13,671,076          12,344,657

LONG-TERM DEBT (note 11)                                          6,614,608           4,657,838

DUE TO DIRECTOR (note 12)                                            34,286              51,905

LOAN PAYABLE (note 13)                                              258,112             275,057

                                                             --------------      ---------------
DEFERRED REVENUE (note 14)                                          752,983             732,158
                                                             --------------      ---------------


                                                                 21,331,065          18,061,615
                                                             --------------      ---------------

                              STOCKHOLDERS' EQUITY

CAPITAL STOCK (note 15)                                           6,849,609           6,849,609

TREASURY STOCK                                                      (88,780)            (88,780)

ACCUMULATED OTHER COMPREHENSIVE INCOME                             (261,099)            289,121

RETAINED EARNINGS                                                 3,119,426           2,873,524
                                                             ---------------     ---------------

                                                                  9,619,156           9,923,474
                                                             ---------------     ---------------

                                                                 30,950,221          27,985,089
                                                             ===============     ===============

       The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND APRIL 30, 1999
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


                                                            THREE             THREE
                                                            MONTHS            MONTHS
                                                            ENDED             ENDED
                                                          APRIL 30,          APRIL 30,
                                                             2000              1999
                                                     ---------------      ---------------
                                                               $                 $

        Net sales                                         8,626,887            7,316,795

        Cost of sales                                     5,736,210            5,156,786
                                                     ---------------      ---------------

        Gross profit                                      2,890,677            2,160,009
                                                     ---------------      ---------------

        Operating expenses

               Selling                                    1,317,161              858,608
               General and administrative                   586,036              406,402
               Depreciation and amortization                340,661              253,184
               Interest expense                             297,208               88,412
                                                     ---------------      ---------------

                                                          2,541,066            1,606,606
                                                     ---------------      ---------------

        Income before income taxes                          349,611              553,403

               Income taxes                                 103,709              184,855
                                                     ---------------      ---------------

        Net Income                                          245,902              368,548
                                                     ===============      ===============















        The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND YEAR ENDED JANUARY 31, 2000 (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


                                                                            THREE MONTHS               YEAR
                                                                                ENDED                  ENDED
                                                                              APRIL 30,             JANUARY 31,
                                                                                2000                   2000
                                                                           ---------------      ----------------
                                                                                 $                       $

        Net sales                                                               8,626,887            31,402,954

        Cost of sales                                                           5,736,210            20,168,656
                                                                           ---------------      ----------------

        Gross profit                                                            2,890,677            11,234,298
                                                                           ---------------      ----------------

        Operating expenses

               Selling                                                          1,317,161             5,270,656
               General and administrative                                         586,036             2,065,155
               Depreciation and amortization                                      340,661             1,187,662
               Interest expense                                                   297,208               674,287
                                                                           ---------------      ----------------

                                                                                2,541,066             9,197,760
                                                                           ---------------      ----------------

        Income before income taxes                                                349,611             2,036,538

               Income taxes                                                       103,709               909,775
                                                                           ---------------      ----------------

        Net Income                                                                245,902             1,126,763
                                                                           ===============      ================


        Net income per common stock
                                                                                     0.09                  0.40
                                                                           ===============      ================


        Number of common stock outstanding                                      2,795,000             2,795,000
                                                                           ===============      ================




       The accompanying notes are an integral part of these consolidated financial statements

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS PERIOD ENDING APRIL 30, 2000 AND APRIL 30, 1999 (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                                            THREE MONTHS         THREE MONTHS
                                                                               ENDED            ENDED APRIL 30,
                                                                             APRIL 30,               1999
                                                                               2000
                                                                      ---------------------    ------------------
                                                                                $                      $

     Cash flows from operating activities:
          Net income                                                               245,902               368,548

     Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:

          Depreciation and amortization                                            340,661               253,184
          Increase in accounts receivable                                        (383,333)           (1,144,121)
          Increase in inventory                                                  (647,567)             (453,337)
          Increase in prepaid expenses and sundry assets                         (130,092)             (522,141)
          Increase in accounts payable and accrued expenses                        809,374               312,325
          Increase (decrease) in income taxes payable                             (54,291)                70,683
          Increase in deferred revenue                                              25,978                66.881
          Increase (decrease) in deferred income taxes                             (2,534)                15,800
                                                                      ---------------------    ------------------

     Net cash (used in) provided by operating activities                           204,098           (1,032,178)
                                                                      ---------------------    ------------------



















        The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS PERIOD ENDING APRIL 30, 2000 AND APRIL 30, 1999 (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


                                                                                    THREE MONTHS            THREE
                                                                                        ENDED               MONTHS
                                                                                      APRIL 30,         ENDED APRIL 30,
                                                                                        2000                 1999
                                                                                 -----------------      ---------------
                                                                                         $                    $
      Cash flows from investing activities:

          Acquisition of property, plant and equipment                                (3,056,792)            (389,482)
          Deposit on building                                                           1,000,000                  --

                                                                                 -----------------      ---------------

      Net cash used in investing activities                                           (2,056,792)            (389,482)

      Cash flows from financing activities:

          (Advances to ) repayments from directors                                       (17,619)                   --
          (Advances to) repayments from corporate shareholders                                --                39,310
          (Advances to) repayments from loan receivable                                    53,162                   --
          Advance from (repayments of) bank loans                                         218,201            1,186,829
          Advances from (repayments of) notes payables                                         --            (131,975)
          Advances from (repayments of) other loan payable                                     --             (64,553)
          Advances from (repayments of) long-term debt                                  2,304,752            (153,609)
          Advances from (repayment of) loan payable.                                     (16,945)                   --
                                                                                 -----------------      ---------------

      Net cash provided by financing activities                                         2,541,551              876,002

      Effect of foreign currency exchange rate changes                                  (550,220)              155,956
                                                                                 -----------------      ---------------








        The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS PERIOD ENDING APRIL 30, 2000 AND APRIL 30, 1999 (AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                                             THREE MONTHS              THREE
                                                                            ENDED APRIL 30,            MONTHS
                                                                                 2000              ENDED APRIL  30,
                                                                                                       1999
                                                                           ---------------        ----------------
                                                                                  $                         $

       NET INCREASE (DECREASE IN CASH AND
       CASH EQUIVALENTS                                                           138,637               (389,702)

            Cash and cash equivalents,  beginning of year                         220,562                 389,702
                                                                           ---------------        ----------------

       CASH AND CASH EQUIVALENTS, END OF YEAR                                     359,199                     --
                                                                           ===============        ================



       SUPPLEMENTAL DISCLOSURE OF CASH FLOW
            INFORMATION

            Interest paid                                                         241,902                  85,808
                                                                           ===============        ================

            Income taxes paid                                                     164,512                 244,646

                                                                           ===============        ================










        The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS PERIOD ENDING APRIL 30, 2000
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)

                                                               Cumulative    Other
                                                                Retained  Comprehensive  Treasury
                                      Number       Amount       Earnings     Income       Stock
                                   ----------   -----------   ----------- -------------  --------
                                                      $             $           $

Balance January 31, 1998               91,267     1,934,695       617,580       (94,777)       --

Redemption of shares                  (91,267)   (1,934,695)           --            --        --
Issuance of common shares           2,795,000     8,421,450            --            --        --
Cost of issuance                           --    (1,553,921)           --            --        --
Foreign currency translation               --            --            --        27,110        --
Net income for the year                    --            --     1,129,181            --        --
                                   ----------   -----------   ----------- -------------  --------

Balance January 31, 1999            2,795,000     6,867,529     1,746,761       (67,667)       --

Purchase of 20,000 common shares           --            --            --            --   (88,780)
Share purchase plan receivable             --      (499,946)           --            --        --
Deferred tax benefit                       --       482,026            --            --        --
Foreign currency translation               --            --            --       356,788        --
Net Income for the year                    --            --     1,126,763            --        --
                                   ----------   -----------   ----------- -------------  --------

Balance January 31, 2000            2,795,000     6,849,609     2,873,524       289,121   (88,780)
                                   ==========   ===========   =========== =============  ========

Net income for period ended
April 30, 2000                             --            --       245,902            --        --
Foreign currency translation               --            --            --      (550,220)       --
                                   ----------   -----------   ----------- -------------  --------

Balance April 30, 2000              2,795,000     6,849,609     3,119,426      (261,099)   (88,780)
                                   ==========   ===========   =========== =============  ========

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND JANUARY 31, 2000 AND
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)




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

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND JANUARY 31, 2000 AND
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS

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

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND JANUARY 31, 2000 AND
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         k)       Foreign Currency Translation

                  The company maintains its books and records in Canadian dollars. The operation of the company's subsidiary in the United States is an integrated corporation. As a result, monetary assets and liabilities in foreign currency are translated into Canadian dollars at exchange rates in effect at the balance sheet date, whereas non-monetary assets and liabilities are translated at the average exchange rates in effect at transaction dates. Revenues and expenses in foreign currency are translated at the average rate effective during the year with the exception of depreciation, which is translated at the historical rate. Gains and losses resulting from the translation of foreign currency transactions are included in earnings.

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

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND JANUARY 31, 2000 AND
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS



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


2.       COMPREHENSIVE INCOME

         The company has adopted FAS No. 130 "Reporting Comprehensive Income" which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net earnings or total stockholders' equity. The components of comprehensive income are as follows:

                                                APRIL 30,            JANUARY 31,
                                                  2000                  2000
                                                   $                     $
                                             ---------------     ---------------
     NET EARNINGS                                   245,902           1,126,763

     OTHER COMPREHENSIVE INCOME

          Foreign currency translation             (550,220)            356,788
                                             ---------------     ---------------

     COMPREHENSIVE INCOME                          (304,318)          1,483,551
                                             ===============     ===============

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND JANUARY 31, 2000 AND
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS


3.       ACCOUNTS RECEIVABLE

                                                            APRIL 30, 2000      JANUARY 31, 2000
                                                                  $                    $
                                                            ---------------     ----------------
     Accounts receivable                                         8,118,982           7,786,400
     Less:  Allowance for doubtful accounts                        108,809             159,560
                                                            ---------------     ----------------

     Accounts receivable - net                                   8,010,173           7,626,840
                                                            ===============     ================

4.    INVENTORY

      Inventory is comprised of the following:

                                                            APRIL 30, 2000     JANUARY 31, 2000
                                                                  $                    $
                                                            ---------------     ----------------

      Raw materials                                              6,337,631           4,995,391
     Work-in-process                                             1,170,900           1,676,899
     Finished goods                                              1,308,643           1,497,317
                                                            ---------------     ----------------

                                                                 8,817,174           8,169,607
                                                            ===============     ================

5.    LOANS RECEIVABLE

      The loans receivable consist of the following:

                                                            APRIL 30, 2000     JANUARY 31, 2000
                                                                  $                   $
                                                            ---------------    ----------------

     Loan receivable - private companies                            99,200             151,813
     Loan receivable - corporate shareholder                        27,577              28,126
                                                            ---------------    ----------------

                                                                   126,777             179,939

     Current portion                                                    --                  --
                                                            ---------------     ---------------

                                                                   126,777             179,939
                                                            ===============     ===============

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND JANUARY 31, 2000 AND
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS

6.  PROPERTY, PLANT AND EQUIPMENT

                                                                                       APRIL 30, 2000    JANUARY 31, 2000
                                                                                              $                $
                                                                                      ---------------    ----------------
     Land                                                                                    486,065             239,457
     Building                                                                              5,101,141           2,556,424
     Machinery and equipment                                                               7,209,809           7,055,701
     Furniture and fixtures                                                                  639,737             650,993
     Computer equipment                                                                    1,454,844           1,452,354
     Rolling stock                                                                           161,716             106,629
     Equipment under capital leases                                                          531,652             542,239
     Leasehold improvements                                                                  569,167             564,159
                                                                                      ---------------    ----------------

     Cost                                                                                 16,154,131          13,167,956
                                                                                      ---------------    ----------------
     Less accumulated depreciation and amortization:

     Building                                                                                390,808             354,986
     Machinery and equipment                                                               3,112,598           2,997,693
     Furniture and fixtures                                                                  448,344             447,258
     Computer equipment                                                                    1,043,527           1,032,455
     Rolling stock                                                                            54,600              49,967
     Equipment under capital leases                                                          260,850             251,508
     Leasehold improvements                                                                  359,730             360,287
                                                                                      ---------------    ----------------

                                                                                           5,670,457           5,494,154
                                                                                      ---------------    ----------------

     Net                                                                                  10,483,674           7,673,802
                                                                                      ===============    ================

     Depreciation and amortization of property, plant and equipment for the Three Months period ended April 30, 2000 amounted to $340,661 ($982,210 in
     2000).

7.   INTANGIBLES
                                                                                      APRIL 30, 2000     JANUARY 31, 2000
                                                                                           $                    $
                                                                                      ---------------    ----------------

     Patents and trademarks costs                                                           101,764             101,764
     Less:  Accumulated amortization                                                          6,148               2,546
                                                                                      ---------------    ----------------

     Net                                                                                     95,616              99,218
                                                                                      ===============    ================

Amortization of intangibles for the Three Months Period ended April 30, 2000 amounted to $3,602 ($2,546 in 2000).

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND JANUARY 31, 2000 AND
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS


8.   GOODWILL

                                                                                          APRIL 30,         JANUARY 31,
                                                                                            2000               2000
                                                                                             $                  $
                                                                                      ---------------     ---------------
     Cost                                                                                  2,028,787           2,069,190
     Less: Accumulated amortization                                                          354,561             309,893
                                                                                      ---------------     ---------------

     Net                                                                                   1,674,226           1,759,297
                                                                                      ===============     ===============

     Amortization of goodwill for the Three Months Period ended April 30, 2000 amounted to $44,669 ($202,906 in 2000).

9.   BANK LOANS

     The company has an available line of credit of $10,033,190 bearing interest between 0.25% and 0.5% per annum over the prime lending rate and it is renegotiated annually.

     Bank loans are secured by a moveable hypothec on accounts receivable, inventory and commercial equipment, by a $4,053,780 hypothec on all assets of the company, including a first ranking hypothec in the amount of $4,053,780 on the proceeds of all risks insurance on the property and by a solitary guarantee in the amount of $3,378,150 bearing interest between 0.5% and 1% per annum over the prime lending rate with interest payable on a monthly basis. The bank loans are renegotiated annually.

     The company finances its operations mainly through the use of Banker's Acceptance bearing an average lending rate of less than prime.

     The average cost of financing for fiscal year 2000 was 8.19% (7.16% in 1999).


10.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                                          APRIL 30,          JANUARY 31,
                                                                                            2000                2000
                                                                                             $                   $
                                                                                      ---------------     ----------------
     Accounts payable and accrued expenses are comprised of the following:

         Trade payable                                                                     5,001,420           3,469,390
         Accrued expenses                                                                    904,931           1,627,587
                                                                                      ---------------     ----------------

                                                                                           5,906,351           5,096,977
                                                                                      ===============     ================

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND JANUARY 31, 2000 AND
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)



11.   LONG-TERM DEBT

                                                                                          APRIL 30,          JANUARY 31,
                                                                                            2000                2000
                                                                                             $                   $
                                                                                      ---------------     ---------------
     a)    Government loans, without guarantee nor interest, repayable 15 years after their date of receipt, the first portion of $31,079 is repayable in August 2002 and the second portion of $31,079 is
           repayable in July 2004.                                                            62,158              63,396

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
                                                                                           1,148,407           1,213,966

     c)    Obligation under capital lease for rolling stock subject to blended
           monthly payments of $434, up to August 2003.                                       17,200              18,783

     d)    Bank term loan secured by a first ranking universal hypothec on the universality of the property, moveable and immovable, present and future and corporeal and incorporeal, bearing interest at 7.99% per annum repayable in monthly capital repayments of $564 plus a final repayment of $68,060 in December 2002.
                                                                                              85,548              88,978

     e)    Bank term loan bearing interest at 7% per annum, repayable in
           monthly capital repayments of $376, maturing June 2014.                            63,431              65,843
                                                                                      ---------------     ---------------

     Balance carried forward                                                               1,376,744           1,450,966
                                                                                      ---------------     ---------------

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND JANUARY 31, 2000 AND
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS)


11.   LONG-TERM DEBT (Continued)

                                                                                            APRIL 30,          JANUARY 31,
                                                                                              2000                2000
                                                                                               $                   $
                                                                                      ---------------     ----------------
           Balance brought forward                                                         1,376,744           1,450,966

     f)    Bank loan, bearing interest at prime plus 1% per annum repayable in monthly capital repayments of $1,514, maturing April 2002.
                                                                                              36,328              41,685

     g)    Bank loan, bearing interest at prime rate plus 1% per annum, repayable in monthly capital repayments of $5,137 and a final repayment of $5,143 plus interest, maturing November 2001.
                                                                                              97,618             115,281

     h)    Loan from Societe Developpement Industriel du Quebec bearing interest at a rate of approximately prime plus 1.50% which is deferred and capitalized for the minimum of either 12 months or when the accumulated interest is greater than 10% of the loan advance, repayable in annual payments commencing June 30, 1997 at a rate of
           15% of the prior year's net income to a maximum of $33,781 per annum.
                                                                                              10,752              45,421

     i)    Obligation under capital leases for machinery and equipment with carrying value of $285,054 repayable by 2 remaining equal payments of
           $8,012 and 14 remaining equal payments of $5,788 including imputed interest of 7.64% and 7.24% respectively plus a purchase option of
           $61,532 and $44,799 maturing April 2000 and April 2001
           respectively.                                                                     130,870             198,536

     j)    Government loan of an original amount of $209,364, without guarantee nor interest, repayable in 4 equal annual installments starting at the latest on December 1, 1997, maturing in December 2000.
                                                                                              52,341              53,383

     k)    Small business investment loan, secured by machinery and equipment, repayable in monthly installments of $2,500 and a final repayment of
           $1,149, bearing interest at prime plus 1.75%, maturing March 2000.                     --               3,721
                                                                                      ---------------     ----------------

     Balance carried forward                                                               1,704,653           1,908,993
                                                                                      ---------------     ----------------

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND JANUARY 31, 2000 AND
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS

11.   LONG-TERM DEBT (Continued)

                                                                                       APRIL 30,           JANUARY 31,
                                                                                         2000                 2000
                                                                                          $                    $
                                                                                    ----------------    -----------------
        Balance brought forward                                                        1,704,653           1,908,993


l)      Bridge loan secured by a first ranking hypothec with delivery of all           4,000,000           4,000,000
        shares of its wholly-owned subsidiaries and an unconditional letter of guarantee, bearing interest at the Banker's American base rate plus 3%, renegotiated subsequent to year-end.

m)      Mortgage note secured by land and building with a carrying value of $          1,582,351                  --
        1,850,000 bearing interest at prime plus 0.75% per annum repayable in monthly capital repayments of $ 9,178, maturing March 1, 2005

n)      Equipment note secured by machinery and equipment bearing interest at            399,233                  --
        prime plus 0.75% per annum repayable in monthly capital repayments of $
        6,767 maturing March 1, 2005

o)      Obligation under capital lease for rolling stock with a carrying value of         66,485                  --
        $55,402 payable by 60 monthly payments of $ 1,100 maturing May 28, 2005

p)      Demand loan secured by company's assets bearing interest at prime plus 1%,       472,941                  --
        Interest is payable monthly, capital on demand

q)      Other                                                                                 --              11,918
                                                                                    ----------------    -----------------

                                                                                       8,225,663           5,920,911
        Less: Current portion                                                          1,611,055           1,263,073
                                                                                    ----------------    -----------------

                                                                                       6,614,608           4,657,838

                                                                                    ================    =================

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND JANUARY 31, 2000 AND
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS


11.  LONG-TERM DEBT (Continued)



      Future principal payment obligations are as follows:



     2001                                             $     1,611,055
     2002                                                     445,346
     2003                                                     877,937
     2004                                                     695,491
     2005 and thereafter                                    4,595,834
                                                      ----------------

                                                      $     8,225,663
                                                      ================



     On February 23, 2000 the bank loan (see note 11-l) was renegotiated and a term loan in the amount of $2,527,000 bearing interest at the Banker's American Prime Rate plus 1%, was granted for a term of five years. A mezzanine loan in the amount of $1,000,000 bearing interest at the Bank's American Prime Rate plus 3% was also granted for a term of three years. These loans are secured by a first and second ranking universal hypothec in the amount of $4,053,780 on all the moveable and immoveable, present and future of two of its wholly-0wned subsidiaries and an unconditional letter of guarantee in the amount of $3,527,000.


12.  DUE TO DIRECTOR

     The amount due to director is unsecured, non-interest bearing and is due on April 15, 2002.


13.  LOAN PAYABLE

     This loan payable is non-interest bearing and is owed to private companies, due on April 15, 2002.

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND JANUARY 31, 2000 AND
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS

14.  DEFERRED REVENUE

                                             APRIL 30,          JANUARY 31,
                                               2000                2000
                                                $                   $
                                         ---------------     ---------------
     Deferred revenue                           986,215             960,237
     Current portion                            233,232             228,079
                                         ---------------     ---------------

                                                752,983             732,158
                                         ===============     ===============

     Deferred revenue will be recognized as income as follows:

     2001                                                     $      233,232
     2002                                                            251,420
     2003                                                            212,751
     2004                                                            169,569
     2005                                                            119,243
                                                              ---------------

                                                              $      986,215
                                                              ===============


15.  CAPITAL STOCK

     a)  Authorized

         An unlimited number of preferred shares, non-cumulative, voting, no par value

         An unlimited number of common shares, voting, no par value

     b)  Issued

                                          APRIL 30,          JANUARY 31,
                                            2000                2000
                                             $                   $
                                       ---------------     ---------------
          2,795,000 common shares           6,849,609           6,849,609
                                       ===============     ===============


      c) On October 5, 1998 the company issued 1,000,000 common shares in an Initial Public Offering (the "IPO") for gross proceeds of $6,000,000 and 1,000,000 Warrants for $125,000 less underwriting commission and other expenses of $1,516,521 ($866,120 net of income taxes recoverable).

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND JANUARY 31, 2000 AND
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS


15.      CAPITAL STOCK (Continued)

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

         No Warrant will be exercisable unless at the time of exercise the company has filed with the Commission a current prospectus covering the issuance of common stock issuable upon the exercise of the Warrant and the issuance of shares has been registered or qualified or is deemed to be exempt from registration or qualification under the securities laws of the state of residence of the holder of the Warrant. The company has undertaken to use its best efforts to maintain a current prospectus relating to the issuance of shares of common stock upon the exercise of the Warrants until the expiration of the Warrants, subject to the terms of the Warrant Agreement. While it is the company's intention to maintain a current prospectus, there is no assurance that it will be able to do so

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND JANUARY 31, 2000 AND
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS


15.      CAPITAL STOCK (Continued)


         e)       Employee Stock Option Plan

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

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND JANUARY 31, 2000 AND
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS

15.      CAPITAL STOCK (Continued)

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

         g) During fiscal 2000, the company purchased 20,000 common shares as treasury stock for $88,780

16.      INCOME TAXES

         Provision for income taxes consists of the following:

                                                                                         APRIL 30,           APRIL 30,
                                                                                           2000                1999
                                                                                            $                   $
                                                                                      --------------      --------------
         a)        Current                                                                   103,709             184,855
                   Deferred (recovered)                                                           --                  --
                                                                                      --------------      --------------

                                                                                             103,709             184,855
                                                                                      ==============      ==============


         b) Deferred income taxes represent the tax charges derived from temporary differences between amortization of property, plant and equipment and recognition of deferred revenue, and the actual amounts deducted from or added to the taxable income.

17.      COMMITMENTS

         a) The company is committed to payments under operating leases for its premises totaling $899,788. Annual payments for the next five years are as follows:

          2001                                                                                         $       317,256
          2002                                                                                                 194,155
          2003                                                                                                 172,905
          2004                                                                                                 138,000
          2005                                                                                                  67,472
                                                                                                       ----------------

                                                                                                       $       889,788
                                                                                                       ================

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND JANUARY 31, 2000 AND
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS

17.      COMMITMENTS (Continued)

         b) The company is committed to make monthly payments of $13,152 into sinking funds which are given as security against the immigration loans. The annual payments for the next five years are as follows:

                  2001                                            $      157,830
                  2002                                                   157,830
                  2003                                                    89,477
                  2004                                                    15,810
                  2005                                                     2,635

         c) As at April 30, 2000, the company has outstanding letters of credit totaling $101,345.

                  These letters of credit were incurred in the normal course of business.

         d) The company has signed purchase orders for machinery and equipment totaling $381,731 The equipment is expected to be delivered within the next year. A deposit of $38,173 been paid.

18.      SEGMENTED INFORMATION

                                                                                         APRIL 30,            APRIL 30,
                                                                                           2000                 1999
                                                                                            $                     $
                                                                                      ---------------     ----------------
     a)   The breakdown of sales by geographic area
          is as follows:

          Canada                                                                           2,398,385           2,773,600
          United States of America                                                         5,308,311           3,256,705
          International                                                                      920,191           1,286,490
                                                                                      ---------------     ----------------

                                                                                           8,626,887           7,316,795
                                                                                      ===============     ================

     b)   The breakdown of identifiable assets by
          geographic area is as follows:
                                                                                      APRIL 30, 2000      APRIL 30, 1999
                                                                                             $                   $
                                                                                      ---------------     ----------------

          Canada                                                                          23,483,221          21,765,158
          United States                                                                    7,467,000             -
                                                                                      ---------------     ----------------

                                                                                          30,950,221          21,765,158
                                                                                      ===============     ================

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2000 AND JANUARY 31, 2000 AND
(AMOUNTS EXPRESSED IN UNITED STATES DOLLARS


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

         b) The company has borrowed $1,418,823 in order to finance capital acquisitions (see note 11-b). Concurrently with these borrowings the company acquired an additional $1,621,512 of financing, for which it issued commercial paper of $1,621,512 with similar maturity and terms, as collateral. Since this commercial paper fully satisfies the required principal repayments of the additional financing, they have been offset and neither the asset nor the liability appears on the company's balance sheet.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED APRIL 30, 2000 COMPARED TO THREE-MONTH PERIOD ENDED APRIL 30, 1999.

         Revenues for the three-month period ended April 30, 2000 were $8,626,888, a 17.9% increase over prior year revenues of $7,316,795. A major part of this increase is due to the consolidation of the Company`s newly acquired division, Ipac 2000.

         Gross profit increased by $730,669 to $2,890,678 over the same period. This represents an increase of 4.0%, expressed in relation to sales. Due to low manufacturing costs, gross profit increased by 33.8% compared to an increase in sales of 17.9%.

         Selling and marketing expenses increased $458,553 in the three-month period ended April 30, 2000. This increase reflects our continued emphasis on reaching for new markets for Dectron's products. As a percentage of revenues, selling and marketing expenses increased from 11.7% to 15.2%.

         General and administrative expenses increased by $179,634 from $406,402 to $586,036. As a percentage of revenues, general and administrative increased from 5.5% to 6.8%. The increases in both dollar and percentage reflect the costs of integrating Ipac's general and administrative expenses in the Company's results.

         Amortization expenses increased by $87,477 from $253,184 to $340,661. As a percentage of revenues, amortization expenses increased from 3.5% to 3.9%

         Financing expenses increased by $208,796 from $88,412 to $297,208. As a percentage of revenues, financing expenses increased from 1.2% to 3.4%

         Income before income taxes was $349,612 a decrease of $203,791 compared to the three-month period ended April 30, 1999. Relative to sales, income before income taxes decreased from 7.5% for the three month period ended April 30, 1999 to 4.1% in the three month period ended April 30, 2000.

         Provisions for income tax expenses as a percentage of taxable income decreased from 33.4% for the 3 month period ended April 30, 1999 to 29.7% for 2000. Tax expenses decreased by $81,146 mainly because of the decrease in taxable income.

         As a result of the above factors, the Company`s net income decreased from $368,548 to $245,902, a decrease of 33.3%.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a positive net change in cash of $138,637 for the three-month period ended April 30, 2000. The principal sources of cash were an increase of accounts payable in the amount of $809,374 and advances from long-term debt in the amount of $2,304,752. The principal uses of cash were increases in inventory in the amount of $647,567 and acquisition of property, plant and equipment in the amount of $3,056,792. For the three-month period ended April 30, 1999, the Company had a negative net change in cash of $389,702. The principal sources of cash were net income of $368,548 and advances of bank loans in the amount of $1,186,829. These items were offset by an increase in accounts receivable in the amount of

$1,144,121, an increase of $522,141 in prepaid and sundry assets and a $453,338 increase in inventory

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

                                      DECTRON INTERNATIONALE INC.


June  19, 2000                        By: /s/ Mauro Parissi
                                        ------------------------
                                      Mauro Parissi
                                      Chief Financial Officer and Secretary