Form 10QSB
period 2000-07-31
DECTRON INTERNATIONALE INC
filed 2000-09-14
CIK 1066042

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000

                                       or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT

        For the transition period from ____________ to ________________

                        Commission file number 001-14503

                          DECTRON INTERNATIONALE INC.
       (Exact name of Small Business Issuer as Specified in Its Charter)


         Quebec, Canada                                              N\A
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


           4300 Poirier Blvd.
            Montreal, Quebec                                            H4R 2C5
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

        (514) 334-9609 (Issuer's telephone number, including area code)
        --------------

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No
/ /

         The number of shares outstanding of the registrant's Common Stock, No Par Value, on September 14, 2000 was 2,795,000 shares.

         Transitional Small Business Disclosure Format (check one):

Yes     No  X
    ---    ---

                          DECTRON INTERNATIONALE INC.
                 JULY 31, 2000 QUARTERLY REPORT ON FORM 10-QSB

                               TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


                                                                                                         Page Number
Item 1.  Financial Statements
         Interim Consolidated Balance Sheets as of July 31, 2000 and January 31, 2000....................  3
         Interim Consolidated Statements of Earnings
              for the three months and six months ended July 31, 2000 and 1999...........................  5
         Interim Consolidated Statements of Cash Flows
              for the six months ended July 31, 2000 and 1999............................................  7
         Interim Consolidated Statements of Stockholders' Equity
              for the six months ended July 31, 2000 and 1999............................................ 10
         Notes to Interim Consolidated Financial Statements.............................................. 11

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations...................................................................... 13

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders............................................. 16
Item 6.  Exhibits and Reports on Form 8-K................................................................ 16


DECTRON INTERNATIONALE INC.
Interim Consolidated Balance Sheets
As at July 31, 2000 and January 31, 2000
(Amounts Expressed in United States Dollars)


                                                      July 31,       January 31,
                                                        2000            2000
                                                          $               $
                                                     ----------      ----------
A S S E T S

CURRENT

     Cash                                               283,641         220,562
     Accounts receivable                              9,253,494       7,626,840
     Inventory                                        9,244,004       8,169,607
     Prepaid expenses and sundry assets               1,148,886       1,062,973
     Deferred income taxes                                 --             9,351
                                                     ----------      ----------

TOTAL CURRENT ASSETS                                 19,930,025      17,089,333

LOANS RECEIVABLE                                        105,059         179,939

PROPERTY, PLANT AND EQUIPMENT                        11,249,953       7,673,802

DEPOSIT ON BUILDING                                        --         1,000,000

INTANGIBLES                                             139,268          99,218

GOODWILL                                              1,703,243       1,759,297

DEFERRED INCOME TAXES                                   235,670         107,152
                                                     ----------      ----------

TOTAL ASSETS                                         33,363,218      27,908,741
                                                     ==========      ==========


  The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Interim Consolidated Balance Sheets
As at July 31, 2000 and January 31, 2000
(Amounts Expressed in United States Dollars)

                                                     July 31,       January 31,
                                                       2000            2000
                                                         $               $
                                                    -----------     -----------

L I A B I L I T I E S

CURRENT

     Bank loans                                       8,169,555       5,616,167
     Accounts payable and accrued expenses            6,288,332       5,096,977
     Income taxes payable                                 4,685          64,013
     Deferred income taxes                               23,130            --
     Current portion of long-term debt                  971,390       1,263,073
     Current portion of deferred revenue                201,388         228,079
                                                    -----------     -----------

TOTAL CURRENT LIABILITIES                            15,658,480      12,268,309

LONG-TERM DEBT                                        6,720,674       4,657,838

DUE TO DIRECTOR                                          17,700          51,905

LOAN PAYABLE                                            256,915         275,057

DEFERRED REVENUE                                        825,397         732,158
                                                    -----------     -----------


TOTAL LIABILITIES                                    23,479,166      17,985,267
                                                    -----------     -----------

STOCKHOLDERS' EQUITY

CAPITAL STOCK                                         6,849,609       6,849,609

TREASURY STOCK                                          (88,780)        (88,780)

ACCUMULATED OTHER COMPREHENSIVE INCOME                 (285,176)        289,121

RETAINED EARNINGS                                     3,408,399       2,873,524
                                                    -----------     -----------

TOTAL STOCKHOLDERS' EQUITY                            9,884,052       9,923,474
                                                    -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           33,363,218      27,908,741
                                                    ===========     ===========


  The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Interim Consolidated Statements of Earnings
For the Six Months Ended July 31, 2000 and 1999
(Amounts Expressed in United States Dollars)


                                                            Six          Six
                                                           Months       Months
                                                           Ended        Ended
                                                          July 31,     July 31,
                                                            2000         1999
                                                         -----------------------
                                                             $             $

Net sales                                                19,222,181   14,282,994

Cost of sales                                            13,163,953    9,797,322
                                                         ----------   ----------

Gross profit                                              6,058,228    4,485,672
                                                         ----------   ----------

Operating expenses

       Selling                                            2,556,593    1,734,945
       General and administrative                         1,220,914      797,534
       Depreciation and amortization                        747,004      520,015
       Interest expense                                     745,607      173,763
                                                         ----------   ----------

                                                          5,270,118    3,226,257
                                                         ----------   ----------

Earnings before income taxes                                788,110    1,259,415

       Income taxes                                         253,235      405,532
                                                         ----------   ----------

Net Earnings                                                534,875      853,883
                                                         ==========   ==========

Net earnings per common share, basic and diluted               0.19         0.31
                                                         ==========   ==========

Weighted average number of common shares outstanding      2,795,000    2,795,000
                                                         ==========   ==========


  The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Interim Consolidated Statements of Earnings
For the Three Months Ended July 31, 2000 and  1999
(Amounts Expressed in United States Dollars)


                                                          Three          Three
                                                          Months        Months
                                                          Ended          Ended
                                                         July 31,      July 31,
                                                           2000          1999
                                                        ------------------------
                                                             $            $

Net sales                                               10,595,294     6,966,199

Cost of sales                                            7,427,743     4,640,536
                                                        ----------    ----------

Gross profit                                             3,167,551     2,325,663
                                                        ----------    ----------

Operating expenses

       Selling                                           1,239,434       876,337
       General and administrative                          634,878       391,132
       Depreciation and amortization                       406,342       266,831
       Interest expense                                    448,398        85,351
                                                        ----------    ----------

                                                         2,729,052     1,619,651
                                                        ----------    ----------

Earnings before income taxes                               438,499       706,012

       Income taxes                                        149,526       220,677
                                                        ----------    ----------

Net Earnings                                               288,973       485,335
                                                        ==========    ==========


Net earnings per common share, basic and diluted
                                                              0.10          0.17
                                                        ==========    ==========


Weighted average number of common shares
outstanding                                              2,795,000     2,795,000
                                                        ==========    ==========


  The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Interim Consolidated Statements of Cash Flows
For the Six Months Ended July 31, 2000 and 1999
(Amounts Expressed in United States Dollars)


                                                                          Six Months    Six Months
                                                                            Ended         Ended
                                                                           July 31,      July 31,
                                                                             2000          1999
                                                                          ------------------------
                                                                              $             $
Cash flows from operating activities:
     Net earnings                                                            534,875       853,883

Adjustments to reconcile net earnings to net cash provided by operating activities:

     Depreciation and amortization                                           747,004       424,820
     Increase in accounts receivable                                      (1,626,654)     (388,647)
     Increase in inventory                                                (1,074,397)     (392,879)
     Increase in prepaid expenses and sundry assets                          (85,913)     (745,826)
     Increase in accounts payable and accrued expenses                     1,191,355       236,648
     Increase  (decrease) in income taxes payable                            (59,328)       12,206
     Increase in deferred revenue                                             66,548        87,174
     Increase in deferred income taxes                                       (96,037)         --
                                                                          ----------    ----------

Net cash (used in) provided by operating activities                         (402,547)       87,379
                                                                          ----------    ----------



  The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Interim Consolidated Statements of Cash Flows
For the Six Months Ended July 31, 2000 and 1999
(Amounts Expressed in United States Dollars)


                                                       Six Months    Six Months
                                                         Ended         Ended
                                                        July 31,      July 31,
                                                          2000          1999
                                                       ------------------------
                                                           $             $
Cash flows from investing activities:

    Acquisition of property, plant and equipment       (4,214,440)     (777,042)
    Deposit on building                                 1,000,000          --
    Acquisition of Goodwill                               (92,711)         --
                                                       ----------    ----------

Net cash used in investing activities                  (3,307,151)     (777,042)

Cash flows from financing activities:

    Repayments from directors                             (34,205)         --
    Repayments from loans receivable                       74,880          --
    Advance from  bank loans                            2,553,388     1,108,345
    Repayments of notes payables                             --        (304,053)
    Repayments of other loan payable                         --         (64,553)
    Advances from  long-term debt                       1,771,153       167,296
    Advances (repayments of) from  loan payable           (18,142)       11,747
                                                       ----------    ----------

Net cash provided by financing activities               4,347,074       918,782

Effect of foreign currency exchange rate changes         (574,297)       63,833
                                                       ----------    ----------


  The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Interim Consolidated Statements of Cash Flows
For the Six Months Ended July 31, 2000 and 1999
(Amounts Expressed in United States Dollars)


                                                          Six Months  Six Months
                                                            Ended       Ended
                                                           July 31,    July 31,
                                                             2000        1999
                                                            -------------------
                                                               $           $
                                                            -------     -------
NET INCREASE IN CASH AND
CASH EQUIVALENTS                                             63,079     292,952

     Cash and cash equivalents, beginning of year           220,562     389,702
                                                            -------     -------

CASH AND CASH EQUIVALENTS, END OF YEAR                      283,641     682,654
                                                            =======     =======



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION

     Interest paid                                          558,009     110,856
                                                            =======     =======

     Income taxes paid                                      406,192     426,595
                                                            =======     =======


  The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Interim Consolidated Statements of Stockholders' Equity
As at July 31, 2000 and January 31, 2000
(Amounts Expressed in United States Dollars)


                                         Capital Stock          Cumulative     Other
                                    ------------------------     Retained  Comprehensive    Treasury
                                      Number        Amount       Earnings      Income        Stock
                                    ----------    ----------    ----------   ----------    ----------
                                                      $             $            $
Balance January 31, 1998                91,267     1,934,695       617,580      (94,777)         --

Redemption of shares                   (91,267)   (1,934,695)         --           --            --
Issuance of common shares            2,795,000     8,421,450          --           --            --
Cost of issuance                          --      (1,553,921)         --           --            --
Foreign currency translation              --            --            --         27,110          --
Net earnings for the year                 --            --       1,129,181         --            --
                                    ----------    ----------    ----------   ----------    ----------

Balance January 31, 1999             2,795,000     6,867,529     1,746,761      (67,667)         --
                                    ==========    ==========    ==========   ==========    ==========

Purchase of 20,000 common shares          --            --            --           --         (88,780)
Share purchase plan receivable            --        (499,946)         --           --            --
Deferred tax benefit                      --         482,026          --           --            --
Foreign currency translation              --            --            --        356,788          --
Net earnings for the year                 --            --       1,126,763         --            --
                                    ----------    ----------    ----------   ----------    ----------

Balance January 31, 2000             2,795,000     6,849,609     2,873,524      289,121       (88,780)
                                    ==========    ==========    ==========   ==========    ==========

Net earnings for the period ended
July 31, 2000                             --            --         534,875         --            --
Foreign currency translation              --            --            --       (574,297)         --
                                    ----------    ----------    ----------   ----------    ----------

Balance July 31, 2000                2,795,000     6,849,609     3,408,399     (285,176)      (88,780)
                                    ==========    ==========    ==========   ==========    ==========



  The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Notes to Interim Consolidated Financial Statements
As at July 31, 2000 and January 31, 2000
(Amounts Expressed in United States Dollars)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a)       Basis of Consolidated Financial Statements Presentation

                  These consolidated financial statements include the accounts of Dectron Internationale Inc., Dectron Inc. Consolidated and Circul-aire Group.

                  Dectron Inc. Consolidated is comprised of Dectron Inc. and of its wholly-owned subsidiaries, Refplus Inc., Thermoplus Air Inc., Fiber Mobile Ltd., Dectron U.S.A. Inc., Le Groupe Prodapec 2000 Inc. and IPAC 2000 Inc.

         Circul-aire Group is comprised of 9048-3140 Quebec Inc. and Cascade Technologies Inc., and of its wholly-owned subsidiaries, PM Wright Ltd., Purafil Canada Inc. and 122248 Canada Inc.

                  All inter-company profits, transactions and account balances have been eliminated.


         b)       Foreign Currency Translation

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

DECTRON INTERNATIONALE INC.
Notes to Interim Consolidated Financial Statements
As at July 31, 2000 and January 31, 2000
(Amounts Expressed in United States Dollars)


2.       SEGMENTED INFORMATION


                                                                                       July 31,       July 31,
                                                                                         2000           1999
                                                                                           $              $

     a) The breakdown of sales by geographic area is as follows:

          Canada                                                                       6,895,035      5,202,450
          United States of America                                                    10,849,088      7,124,589
          International                                                                1,478,058      1,955,955
                                                                                     -----------    -----------

                                                                                      19,222,181     14,282,994
                                                                                     ===========    ===========


     b)   The breakdown of identifiable assets by
          geographic area is as follows:

                                                                                       July 31,       July 31,
                                                                                         2000           1999
                                                                                           $              $
          Canada                                                                      25,330,302     21,774,458
          United States                                                                8,032,916        -
                                                                                     -----------    -----------

                                                                                      33,363,218     21,774,458
                                                                                     ===========    ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and the other historical financial information of Dectron Internationale Inc. contained elsewhere in this Form 10-QSB. The statements contained in this Form 10-QSB that are not historical and are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, including statements regarding Dectron Internationale Inc. expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include Dectron Internationale, Inc.'s statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Form 10-QSB are based on information available to Dectron Internationale Inc. on the date hereof, and ThinkPath.com Inc. assumes no obligation to update any such forward-looking statement. It is important to note that Dectron Internationale, Inc's actual results could differ materially from those in such forward-looking statements. All dollar amounts stated throughout this Form-10QSB are in US dollars unless otherwise indicated.

Results of Operations

Six month period ended July 31, 2000 compared to Six month period ended July 31, 1999.

         Revenues for the six month period ended July 31, 2000 were $19,222,181, a 34.58% increase over prior year of $14,282,994. A major part of this increase is due to the consolidation of the Company's newly acquired division, Ipac 2000 Inc.

         Gross profit increased by $1,572,556 to $6,058,228 over the same period in 1999. This represents a slight increase of 0.11%, expressed in relation to sales. Gross profit increased by 35.06% compared to an increase in sales of 34.58% for the six month period ended July 31, 2000.

         Selling and marketing expenses increased $821,648 for the six month period ended July 31, 2000 from $1,734,945 to $2,556,593. This increase reflects the costs of integrating Ipac's sales and marketing personnel and related expenses into the Company's results. As a percentage of revenues, selling and marketing expenses increased from 12.15% to 13.30% during the six months ended July 31, 2000.

         General and administrative expenses increased by $423,380 from $797,534 to $1,220,914. As a percentage of revenues, general and administrative increased from 5.58% to 6.35%. The increase in dollar amount reflects the costs of integrating Ipac's general and administrative expenses in the Company's results.

         Amortization expenses increased by $226,989 from $520,015 to $747,004 As a percentage of revenues, amortization expenses increased from 3.64% to 3.89%.

         Financing expenses increased by $571,844 from $173,763 to $745,607. As a percentage of revenues, financing expenses increased from 1.22% to 3.88%. This increase is due to new financing following the acquisition Ipac 2000 Inc. and of new equipment in most of our major divisions.

         Earnings before income taxes was $788,110, a decrease of $471,305 compared to the six month period ended July 31, 1999. Relative to sales, earnings before income taxes decreased from 8.82% for the six month period ended July 31, 1999 to 4.1% in the six month period ended July 31, 2000.

         Provisions for Income tax expenses as a percentage of taxable earnings increased from 32.2% for the six month ended July 31, 1999 to 32.13% for 2000. Tax expenses decreased by $152,297 mainly because of the decrease in taxable income.

         As a result of the above factors, the Company's net earnings decreased from $853,883 to $534,875 a decrease of 37.36%.


Three month period ended July 31, 2000 compared to Three month period ended July 31, 1999.

         Revenues for the three month period ended July 31, 2000 were $10,595,294, a 52.1% increase over prior year revenues of $6,966,199. A major part of this increase is due to the consolidation of the Company's newly acquired division, Ipac 2000 Inc.

         Gross profit increased by $841,888 to $3,167,551 over the same period. This represents a decrease of 3.48%, expressed in relation to sales. Gross profit increased by 36.2% compared to an increase in sales of 52.1%.

         Selling and marketing expenses increased $363,097 in the three month period ended July 31, 2000. This increase reflects the costs of integrating Ipac's sales and marketing personnel and related expenses into the Company's results. As a percentage of revenues, selling and marketing expenses slightly decreased from 12.58% to 11.70%

         General and administrative expenses increased by $243,746 to $634,878. As a percentage of revenues, general and administrative increased from 5.61% to 5.99%. The increase in dollar amount reflects the costs of integrating Ipac's general and administrative expenses in the Company's results.

         Amortization expenses increased by $139,511 from $266,831 to $406,342. As a percentage of revenues, amortization expenses was stable at 3.8%.

         Financing expenses increased by $363,047 from $85,351 to 448,398. As a percentage of revenues, financing expenses increased from 1.23% to 4.23%. This increase is due to new financing following the acquisition Ipac 2000 Inc. and of new equipment in most of our major divisions.

         Earnings before income taxes was $438,499, a decrease of $267,513 compared to the three month period ended July 31, 1999. Relative to sales, income before income taxes decreased from 10.13% for the three month period ended July 31, 1999 to 4.14% in the three month period ended July 31, 2000.

         Provisions for Income tax as a percentage of taxable income increased from 31.26% for the three month ended July 31, 1999 to 34.09% for 2000. Tax expenses decreased by $71,151 mainly because of the decrease in taxable income.

         As a result of the above factors, the Company's net earnings decreased from $485,335 to $288,973, a decrease of 40.46%.

Liquidity and Capital Resources

         The Company had a positive net change in cash of $63,079 for the six month period ended July 31, 2000. The principal sources of cash were an increase in accounts payables in the amount of $1,191,355, advances of bank loans in the amount of $2,553,388, advances from long-term debt of $1,771,153 and depreciation and amortization of $747,004. Principal uses of cash were an increase in accounts receivable in the amount of $1,626,654, acquisition of assets in the amount of $4,214,440 and an increase in inventory in the amount of $1,074,397.

         The Company had a positive net change in cash of $292,952 for the six month period ended July 31, 1999. The principal sources of cash were net earnings of $853,883, advances of bank loans in the amount of $1,108,345 and depreciation and amortization of $424,820. Principal uses of cash were the cost of construction on the Company's new manufacturing facilities for $777,042, an increase of $745,826 in prepaid expenses and sundry assets, an increase in inventory in the amount of $392,879 and an increase in accounts receivable in the amount of $388,647.

         As at July 31, 2000, the Company had an aggregated line of credit of $13,000,000 CDN, of which $8,169,555 U.S. was outstanding, bearing interest at Cdn prime plus .25% with the National Bank of Canada.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 28, 2000, the Company held its 1999 Annual Meeting of Shareholders. At the annual meeting, the Company's shareholders were asked to vote upon: (i) the election of seven directors to serve for the ensuing year; and (ii) the appointment of an independent accounting firm for the ensuing year.

         The following persons were elected as directors of the company for the ensuing year by the votes next to such persons name:

                                       For               Withheld

Ness Lakdawala                      1,896,407             35,300
Reinhold Kittler                    1,896,407             35,300
Roshan Katrak                       1,896,407             35,300
Mauro Parissi                       1,896,407             35,300
Lenna Lakdawala                     1,896,407             35,300
Richard Ness                        1,896,407             35,300
Peter R. Richardson                 1,896,407             35,300

Ness Lakdawala, Reinhold Kittler, Roshan Katrak, Mauro Parissi, Lenna Lakdawala, Richard Ness and Peter R. Richardson were duly elected as Directors of the Corporation to serve until the Annual Meeting of Stockholders in the year 2001 or until their respective successors have been duly elected and qualified.

         Schwartz, Levitsky, Feldman, llp was approved to act as the Company's independent chartered accountants for the ensuing year by the following vote:

                 For                       Against                    Abstain

                 1,896,407                 300                        0



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the three-month period ended July 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DECTRON INTERNATIONALE INC.


Dated: September 14, 2000              By: /s/ Mauro Parissi
                                           -------------------------------------
                                           Mauro Parissi
                                           Chief Financial Officer and Secretary