Form 10QSB
period 2000-10-31
DECTRON INTERNATIONALE INC
filed 2000-12-15
CIK 1066042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2000

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

         For the transition period from ____________ to ________________

                        Commission file number 001-14503

                           DECTRON INTERNATIONALE INC.
        (Exact name of Small Business Issuer as Specified in Its Charter)


         Quebec, Canada                                         N\A
---------------------------------                     ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

4300 Poirier Blvd.
Montreal, Quebec                                                 H4R 2C5
---------------- -------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

         (514) 334-9609 (Issuer's telephone number, including area code)
         --------------

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

         The number of shares outstanding of the registrant's Common Stock, No Par Value, on November 12, 2000 was 2,795,000 shares.

         Transitional Small Business Disclosure Format (check one):

Yes          No  X
    ---         ---

                           DECTRON INTERNATIONALE INC.
                OCTOBER 31, 2000 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                                          Page Number

Item 1.           Financial Statements

                  Interim Consolidated Balance Sheets as of October 31, 2000 and January 31, 2000.......       2
                  Interim Consolidated Statements of Earnings
                       for the three months and nine months ended October 31, 2000 and 1999.............       4
                  Interim Consolidated Statements of Cash Flows
                       for the nine months ended October 31, 2000 and 1999..............................       6
                  Interim Consolidated Statements of Stockholders' Equity
                       for the nine months ended October 31, 2000 and 1999..............................       9
                  Notes to Interim Consolidated Financial Statements....................................       10

Item 2.           Management's Discussion and Analysis of Financial Condition and
                       Results of Operations............................................................       12

                                             PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K......................................................       15


DECTRON INTERNATIONALE INC.
Interim Consolidated Balance Sheets
As at October 31, 2000 and January 31, 2000
(Amounts Expressed in United States Dollars)

                                                                                        October 31,         January 31,
                                                                                           2000                2000
                                                                                             $                   $
                                                                                        -----------         -----------
A S S E T S

CURRENT

      Cash                                                                                   300,608             220,562
      Accounts receivable                                                                  8,914,561           7,626,840
      Income taxes receivable                                                                 42,589                   -
      Inventory                                                                            9,690,481           8,169,607
      Prepaid expenses and sundry assets                                                     958,495           1,062,973
      Deferred income taxes                                                                  177,163               9,351
                                                                                          ----------          ----------

TOTAL CURRENT ASSETS                                                                      20,083,897          17,089,333

LOANS RECEIVABLE                                                                             285,315             179,939

PROPERTY, PLANT AND EQUIPMENT                                                             11,286,709           7,673,802

DEPOSIT ON BUILDING                                                                            -               1,000,000

INTANGIBLES                                                                                  144,703              99,218

GOODWILL                                                                                   1,609,735           1,759,297

DEFERRED INCOME TAXES                                                                        284,665             107,152
                                                                                          ----------          ----------

TOTAL ASSETS                                                                              33,695,024          27,908,741
                                                                                          ==========          ==========









              The accompanying notes are an integral part of these
                       consolidated financial statements.

DECTRON INTERNATIONALE INC.
Interim Consolidated Balance Sheets
As at October 31, 2000 and January 31, 2000
(Amounts Expressed in United States Dollars)

                                                                                      October 31,         January 31,
                                                                                          2000               2000
                                                                                           $                   $
                          LIABILITIES

CURRENT

        Bank loans                                                                      7,009,848             5,616,167
        Accounts payable and accrued expenses                                           6,130,323             5,096,977
        Income taxes payable                                                                -                    64,013
        Current portion of long-term debt                                               1,044,218             1,263,073
        Current portion of deferred revenue                                                                     228,079
                                                                                          226,737
                                                                                       ----------            ----------
TOTAL CURRENT LIABILITIES                                                              14,411,126            12,268,309

LONG-TERM DEBT                                                                          7,707,224             4,657,838

DUE TO DIRECTOR                                                                            14,601                51,905

LOAN PAYABLE                                                                              248,690               275,057

DEFERRED REVENUE                                                                        1,091,902               732,158
                                                                                       ----------            ----------
TOTAL LIABILITIES                                                                      23,473,543            17,985,267
                                                                                       ----------            ----------
                      STOCKHOLDERS' EQUITY

CAPITAL STOCK                                                                           6,849,609             6,849,609

TREASURY STOCK                                                                           (88,780)              (88,780)

ACCUMULATED OTHER COMPREHENSIVE INCOME
                                                                                        (342,050)               289,121

RETAINED EARNINGS                                                                       3,802,702             2,873,524
                                                                                       ----------            ----------
TOTAL STOCKHOLDERS' EQUITY                                                             10,221,481             9,923,474
                                                                                       ----------            ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             33,695,024            27,908,741
                                                                                       ==========            ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

DECTRON INTERNATIONALE INC.
Interim Consolidated Statements of Earnings
For the Nine Months Ended October 31, 2000 and 1999
(Amounts Expressed in United States Dollars)

                                                                                   Nine               Nine
                                                                                  Months             Months
                                                                                  Ended              Ended
                                                                               October 31,        October 31,
                                                                                   2000               1999
                                                                               -----------        -----------
                                                                                  $                    $
        Net sales                                                                28,629,688           22,903,712

        Cost of sales                                                            18,653,229           15,756,438
                                                                                 ----------           ----------
        Gross profit                                                              9,976,459            7,147,274
                                                                                 ----------           ----------
        Operating expenses

               Selling                                                            3,981,609            2,830,670
               General and administrative                                         2,381,564            1,284,465
               Depreciation and amortization                                      1,158,298              868,899
               Interest expense                                                   1,154,620              370,417
                                                                                 ----------           ----------
                                                                                  8,676,091            5,354,451
                                                                                 ----------           ----------
        Earnings before income taxes                                              1,300,368            1,792,823

               Income taxes                                                         371,190              558,851
                                                                                 ----------           ----------
        Net Earnings                                                                929,178            1,233,972
                                                                                  =========            =========

        Net earnings per common share, basic and diluted                               0.33                 0.44
                                                                                  =========            =========

        Weighted average number of common shares outstanding                      2,795,000            2,795,000
                                                                                  =========            =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

DECTRON INTERNATIONALE INC.
Interim Consolidated Statements of Earnings
For the Three Months Ended October 31, 2000 and  1999
(Amounts Expressed in United States Dollars)

                                                                                  Three                Three
                                                                                  Months              Months
                                                                                  Ended                Ended
                                                                               October 31,          October 31,
                                                                                   2000                1999
                                                                               -----------          -----------
                                                                                 $                       $

        Net sales                                                               9,407,507                 8,620,718

        Cost of sales                                                           5,489,276                 5,959,116
                                                                                ---------                 ---------

        Gross profit                                                            3,918,231                 2,661,602
                                                                                ---------                 ---------

        Operating expenses

               Selling                                                          1,425,016                 1,095,725
               General and administrative                                       1,160,650                   486,931
               Depreciation and amortization                                      411,294                   348,884
               Interest expense                                                   409,013                   196,654
                                                                                ---------                 ---------

                                                                                3,405,973                 2,128,194
                                                                                ---------                 ---------

        Earnings before income taxes                                              512,258                   533,408

               Income taxes                                                       117,955                   153,319
                                                                                ---------                 ---------

        Net Earnings                                                              394,303                   380,089
                                                                                =========                 =========

        Net earnings per common share, basic and diluted                            0.14                       0.14
                                                                                =========                 =========

        Weighted average number of common shares
        outstanding                                                             2,795,000                 2,795,000
                                                                                =========                 =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

DECTRON INTERNATIONALE INC.
Interim Consolidated Statements of Cash Flows
For the Nine Months Ended October 31, 2000 and 1999
(Amounts Expressed in United States Dollars)

                                                                            Nine Months           Nine Months
                                                                               Ended                 Ended
                                                                            October 31,           October 31,
                                                                                2000                  1999
                                                                            -----------           -----------
                                                                               $                       $

     Cash flows from operating activities:
          Net earnings                                                            929,178               1,233,972

     Adjustments to reconcile net earnings to net cash provided by operating activities:

          Depreciation and amortization                                         1,158,298                 875,031
          Increase in accounts receivable                                     (1,287,721)             (2,412,247)
          Increase in income taxes receivable                                    (42,589)              -
          Increase in inventory                                               (1,520,874)             (1,473,424)
          (Increase) decrease in prepaid expenses and sundry
          assets                                                                  104,478               (858,920)
          Increase in accounts payable and accrued expenses                     1,033,346                 987,146
          Increase (decrease) in income taxes payable                            (64,013)                 (1,649)
          Increase in deferred revenue                                            358,402                 143,527
          (Increase) decrease in deferred income taxes                          (345,325)                  11,503
                                                                              -----------              ----------

     Net cash provided by (used in) operating activities                          323,180             (1,495,061)
                                                                              -----------             -----------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

DECTRON INTERNATIONALE INC.
Interim Consolidated Statements of Cash Flows
For the Nine Months Ended October 31, 2000 and 1999

 (Amounts Expressed in United States Dollars)

                                                                                      Nine Months           Nine Months
                                                                                         Ended                 Ended
                                                                                      October 31,           October 31,
                                                                                          2000                 1999
                                                                                      -----------           -----------
                                                                                        $                       $
      Cash flows from investing activities:

          Acquisition of property, plant and equipment                               (4,525,198)               (3,732,886)
          Deposit on building                                                          1,000,000                     -
          Acquisition of patents and trademarks                                         (52,209)                 (100,000)
          Acquisition of Goodwill                                                       (89,721)                     -
                                                                                     -----------               -----------

      Net cash used in investing activities                                          (3,667,128)               (3,832,886)

      Cash flows from financing activities:

          Repayments from (advances to) loans receivable                               (105,376)                  (14,682)
          Advances from bank loans                                                     1,393,681                 1,819,670
          Repayments of notes payable                                                      -                     (415,166)
          Advance from note payable to bank                                                -                     4,000,000
          Repayments of other loan payable                                                 -                      (64,553)
          Advances from long-term debt                                                 2,830,531                   113,319
          Repayments of due to director                                                 (37,304)                     -
          Advances from (repayments of) loan payable                                    (26,367)                     -
                                                                                     -----------               -----------

      Net cash provided by financing activities                                        4,055,165                 5,438,588

      Effect of foreign currency exchange rate changes                                 (631,171)                 (136,173)
                                                                                     -----------               -----------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

DECTRON INTERNATIONALE INC.
Interim Consolidated Statements of Cash Flows
For the Nine Months Ended October 31, 2000 and 1999
(Amounts Expressed in United States Dollars)

                                                                                Nine Months          Nine Months
                                                                                   Ended                Ended
                                                                                October 31,          October 31,
                                                                                    2000                1999
                                                                                -----------          -----------
                                                                                 $                        $

       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        80,046                  (25,532)

            Cash and cash equivalents, beginning of year                          220,562                   389,702
                                                                                  -------                   -------

       CASH AND CASH EQUIVALENTS, END OF PERIOD                                   300,608                   364,170
                                                                                  =======                   =======

       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

            Interest paid                                                         889,614                   248,279
                                                                                  =======                   =======

            Income taxes paid                                                     652,393                   613,075
                                                                                  =======                   =======





              The accompanying notes are an integral part of these
                       consolidated financial statements.

DECTRON INTERNATIONALE INC.
Interim Consolidated Statements of Cash Flows
For the Nine Months Ended October 31, 2000 and 1999
(Amounts Expressed in United States Dollars)

                                                   Capital Stock              Cumulative           Other
                                           -------------------------------     Retained        Comprehensive      Treasury
                                              Number          Amount           Earnings           Income           Stock
                                           -------------  ----------------   ------------      -------------      --------
                                                                 $                 $                 $

  Balance January 31, 1998                       91,267         1,934,695           617,580         (94,777)           -

  Redemption of shares                         (91,267)       (1,934,695)            -                 -               -
  Issuance of common shares                   2,795,000         8,421,450            -                 -               -
  Cost of issuance                                -           (1,553,921)            -                 -               -
  Foreign currency translation                    -                -                 -                27,110           -
  Net earnings for the year                       -                -              1,129,181            -               -
                                              ---------         ---------         ---------       ----------      --------

  Balance January 31, 1999                    2,795,000         6,867,529         1,746,761         (67,667)           -
                                              =========         =========         =========       =========      =========

  Purchase of 20,000 common shares                -                -                 -                 -           (88,780)
  Share purchase plan receivable                  -             (499,946)            -                 -               -
  Deferred tax benefit                            -               482,026            -                 -               -
  Foreign currency translation                    -                -                 -               356,788           -
  Net earnings for the year                       -                -              1,126,763            -               -
                                              ---------         ---------         ---------       --------        -------

  Balance January 31, 2000                    2,795,000         6,849,609         2,873,524          289,121       (88,780)
                                              =========         =========         =========       =========      =========

  Net earnings for the period ended
  October 31, 2000                                -                -                929,178            -               -
  Foreign currency translation                    -                -                 -              (631,171)          -
                                              ---------         ---------         ---------       --------        -------

  Balance October 31, 2000                    2,795,000         6,849,609         3,802,702       (342,050)       (88,780)
                                              =========         =========         =========       =========      =========


DECTRON INTERNATIONALE INC.
Notes to Interim Consolidated Financial Statements
As at October 31, 2000 and January 31, 2000
(Amounts Expressed in United States Dollars)

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

DECTRON INTERNATIONALE INC.
Notes to Interim Consolidated Financial Statements
As at October 31, 2000 and January 31, 2000
(Amounts Expressed in United States Dollars)

2.    SEGMENTED INFORMATION

                                                                                        October 31,         October 31,
                                                                                           2000                1999
                                                                                            $                   $
                                                                                        -----------         -----------
     a)   The breakdown of sales by  geographic  area is as
          follows:

          Canada                                                                           8,546,297           8,438,300
          United States of America                                                        17,995,219          11,756,462
          International                                                                    2,088,172           2,708,950
                                                                                          ----------          ----------

                                                                                          28,629,688          22,903,712
                                                                                          ==========          ==========

     b)   The   breakdown   of   identifiable   assets   by
          geographic area is as follows:
                                                                                        October 31,         October 31,
                                                                                           2000                1999
                                                                                             $                   $
          Canada                                                                          25,270,904          23,472,901
          United States                                                                    8,424,120           4,253,727
                                                                                          ----------          ----------
                                                                                          33,695,024          27,726,628
                                                                                          ==========          ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and the other historical financial information of Dectron Internationale Inc. contained elsewhere in this Form 10-QSB. The statements contained in this Form 10-QSB that are not historical and are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, including statements regarding Dectron Internationale Inc. expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include Dectron Internationale, Inc.'s statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Form 10-QSB are based on information available to Dectron Internationale Inc. on the date hereof, and Dectron Internationale, Inc. assumes no obligation to update any such forward-looking statement. It is important to note that Dectron Internationale, Inc.'s actual results could differ materially from those in such forward-looking statements. All dollar amounts stated throughout this Form-10QSB are in US dollars unless otherwise indicated.

Results of Operations

Nine month period ended October 31, 2000 compared to Nine month period ended October 31, 1999.

         Revenues for the nine month period ended October 31, 2000 were $28,629,688, a 25% increase over prior year revenues of $22,903,712. A major part of this increase is due to the consolidation of the Company's newly acquired division, Ipac 2000 Inc.

         Gross profit increased by $2,829,185 to $9,976,459 over the same period in 1999. This represents an increase of 3.64%, expressed in relation to sales. Gross profit increased by 39.58% compared to an increase in sales of 25.0% for the nine month period ended October 31, 2000.

         Selling expenses increased by $1,150,939 for the nine month period ended October 31, 2000 from $2,830,670 to $3,981,609. This increase reflects the costs of integrating Ipac's sales and marketing personnel and related expenses into the Company's results. As a percentage of revenues, selling expenses increased from 12.36% to 13.91% during the nine months ended October 31, 2000.

         General and administrative expenses increased by $1,097,099 from $1,284,465 to $2,381,564. As a percentage of revenues, general and administrative increased from 5.61% to 8.32%. This increase reflects the costs of integrating Ipac's general and administrative expenses in the Company's results.

         Depreciation and amortization expenses increased by $289,399 from $868,899 to $1,158,298. As a percentage of revenues, depreciation and amortization expenses increased from 3.79% to 4.05%

         Financing expenses increased by $784,203 from $370,417 to $1,154,620. As a percentage of revenues, financing expenses increased from 1.62% to 4.03%. This increase is due to new financing following the acquisition of Ipac 2000 Inc. and of new equipment in most of the Company's major divisions.

         Earnings before income taxes were $1,300,368, a decrease of $492,455 compared to the nine month period ended October 31, 1999. Relative to sales, earnings before income taxes decreased from 7.83% for the nine month period ended October 31, 1999 to 4.54% in the nine month period ended October 31, 2000.

         Provisions for Income taxes as a percentage of taxable earnings decreased from 31.17% for the nine month period ended October 31, 1999 to 29.54% for 2000. Income tax expenses decreased by $187,661 mainly because of the decrease in taxable income.

         As a result of the above factors, the Company's net earnings decreased from $1,233,972 to $929,178 a decrease of 29.7%.

Three month period ended October 31, 2000 compared to Three month period ended October 31, 1999.

         Revenues for the three month period ended October 31, 2000 were $9,407,507, a 9.13% increase over revenues of $8,620,718 for the comparable prior year period.

         Gross profit increased by $1,256,629 to $3,918,231 over the same period. This represents an increase of 10.78%, expressed in relation to sales. Gross profit increased by 47.21% compared to an increase in sales of 9.13%.

         Selling expenses increased $329,291 in the three month period ended October 31, 2000. This increase reflects the costs of integrating Ipac's sales and marketing personnel and related expenses into the Company's results. As a percentage of revenues, selling expenses increased from 12.71% to 15.15%.

         General and administrative expenses increased by $673,719 to $1,160,650. As a percentage of revenues, general and administrative expenses increased from 5.65% to 12.34%. These increases reflect the costs of integrating Ipac's general and administrative expenses in the Company's results.

         Depreciation and amortization expenses increased by $62,410 from $348,884 to $411,284. As a percentage of revenues, depreciation and amortization expenses slightly increased from 4.05% to 4.37%

         Financing expenses increased by $212,359 from $196,654 to $409,013. As a percentage of revenues, financing expenses increased from 2.28% to 4.35%. This increase is due to new financing following the acquisition of Ipac 2000 Inc. and of new equipment in most of our major divisions.

         Earnings before income taxes were $512,258, a decrease of $21,150, compared to the three month period ended October 31, 1999. Relative to sales, income before income taxes decreased from 6.19% for the three month period ended October 31, 1999 to 5.45% in the three month period ended October 31, 2000.

         Provision for Income taxes as a percentage of taxable earnings decreased from 28.74% for the three month period ended October 31, 1999 to 23.03% for 2000. Income tax expenses decreased by $35,364 because of the decrease in taxable income.

         As a result of the above factors, the Company's net earnings increased from $380,089 to $394,303, an increase of 3.74%.

Liquidity and Capital Resources

         The Company had a positive net change in cash of $80,046 for the nine month period ended October 31, 2000. The principal sources of cash were net earnings in the amount of $929,178, an increase in accounts payables in the amount of $1,033,346, advances of bank loans in the amount of $1,393,681, advances from long- term debt of $2,830,531 and depreciation and amortization of $1,158,298. Principal uses of cash were an increase in accounts receivable in the amount of $1,287,721, acquisition of assets in the amount of $4,525,198 and an increase in inventory in the amount of $1,520,874.

         The Company had a slightly negative net change in cash of $25,532 for the nine month period ended October 31, 1999. The principal sources of cash were net earnings of $1,233,972, advances of bank loans in the amount of $1,819,670, an increase in notes payable of $4,000,000, depreciation and amortization of $875,031. Principal uses of cash were the acquisition of assets for $3,832,886, an increase in accounts receivable in the amount of $2,412,247 an increase in inventory in the amount of $1,473,424 and an increase of $858,920 in prepaid and sundry assets.

         As at October 31, 2000, the Company had an aggregated line of credit of $13,000,000 CDN, of which $7,009,848 U.S. was outstanding, bearing interest at Cdn prime plus .25% with the National Bank of Canada.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)      Exhibits

            27       Financial Data Schedule

 (b)                 Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the three-month period ended October 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DECTRON INTERNATIONALE INC.


Dated: December 15, 2000              By:  /s/ Mauro Parissi
                                           ----------------------------
                                           Mauro Parissi
                                           Chief Financial Officer and Secretary