Form 10KSB40
period 2001-01-31
DECTRON INTERNATIONALE INC
filed 2001-05-01
CIK 1066042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the year ended January 31, 2001

                        Commission File Number 001-14503

                           DECTRON INTERNATIONALE INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Quebec, Canada                                  N/A
         --------------                                  ---
(State of Incorporation or other            (I.R.S. Employer Identification No.)
 Jurisdiction of Incorporation or
 Organization)


4300 Poirier Blvd., Montreal, Quebec, Canada                           H4R 2C5
--------------------------------------------                           -------
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X | No | |

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes X       No __
    -

         The issuer's revenues for the most recent fiscal year were $35,061,903.

         The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price on April 26, 2001 of $3.60 was approximately $3,277,825.

         As of April 26, 2001, there were 2,795,000 shares of Common Stock, no par value per share, outstanding.

         Documents incorporated by reference: None.

                           DECTRON INTERNATIONALE INC.
                        2001ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                     PART I

Item 1.           Business........................................................................................4
Item 2.           Properties......................................................................................9
Item 3.           Legal Proceedings..............................................................................10
Item 4.           Submission of Matters to Vote of Security Holders..............................................10

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matter ..........................11
Item 6.           Management's Discussion and Analysis of Financial Condition and Results of Operations..........12
Item 7.           Financial Statements...........................................................................17
Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..........17

                                    PART III

Item 9.           Directors and Executive Officers of the Registrant.............................................18
Item 10.          Executive Compensation.........................................................................21
Item 11.          Security Ownership of Certain Beneficial Owners and Management.................................24
Item 12.          Certain Relationships and Related Transactions.................................................25
Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K................................27

Signatures        ...............................................................................................28

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


         Certain statements contained herein including, without limitation, those concerning (i) the strategy of Dectron Internationale Inc. ("Dectron"),
(ii) Dectron's expansion plans and (iii) Dectron's capital expenditures, contain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") concerning Dectron's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed under "Business." Dectron undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

             The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of United States dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per US$1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. On April 26, 2001, the exchange rate was Cdn$
0.6470 per US$ 1.00.



Year Ended December 31,                    1996        1997        1998          1999          2000
-----------------------                    ----        ----        ----          ----          ----
Rate at end of period                    $0.7299     $0.6991      $0.6532       $0.6929       $0.6669

Average rate during period                0.7353      0.7223       0.6745        0.6730        0.6733

High                                      0.7212      0.6945       0.7061        0.6929        0.6984

Low                                       0.7526      0.7467       0.6376        0.6582        0.6410

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

         Unless otherwise indicated, all reference to "Dectron," "us," "our" and "we" refer to Dectron Internationale Inc. and its wholly-owned subsidiaries:
Dectron Inc. ("Dectron Inc."), Dectron USA, Inc. ("Dectron USA"), Refplus Inc. ("Refplus"), Thermoplus Air Inc. ("Thermoplus"), Klaasco ("Klaasco"), Circul-aire ("Circul-aire"), IPAC 2000, Inc., ("IPAC") and Groupe Prodapec 2000 Inc.

Overview

         Dectron is located primarily in and around Montreal, Quebec, Canada. Through our operating subsidiaries, Dectron Inc., Refplus, Thermoplus, Klaasco, Circul-aire and IPAC, we manufacture and supply an array of products for the dehumidification, refrigeration, air conditioning and indoor air quality ("IAQ") markets. The products manufactured and supplied include mechanical dehumidifiers and energy recovery systems through Dectron Inc., and refrigeration and air conditioning systems through Refplus and Thermoplus. Thermoplus also has a line of air filtration products. Circul-aire specializes in air, gas, dust and fume filtration, IAQ and heat recovery. IPAC specializes in precision cooling products, air conditioning products and compressed air products. Klaasco is responsible for producing the bulk of our special steel enclosures, electrical control panels, and other steel products. However, each of our manufacturing subsidiaries has the capability of doing their own sheet metal work.

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

 Dectron Inc.

         Dectron Inc., the largest of the subsidiaries, was incorporated in 1977 to develop, manufacture and market standard and custom design dehumidification equipment. After extensive research and development, Dectron Inc. introduced a line of indoor pool and commercial dehumidifiers under its DRY-O-TRON TM trademark. This product line has experienced tremendous success in North America and as a result has allowed us to become, in our opinion, the leader in North America's indoor pool dehumidification business. We believe that Dectron is now one of North America's leading manufacturers of dehumidification and closed looped energy recyclers.

         Dectron Inc.'s standard products are now primarily manufactured by Thermoplus. As a result, Dectron Inc. focuses its own manufacturing operations on the manufacture of its customized dehumidification systems. We believe that the customized product market is where our competitive advantage is most evident. Ordinarily, with a customized product, it is often very difficult to commit to an aggressive delivery date for the finished product. However, since we manufacture many of the component parts in-house, we are able to commit to an aggressive delivery schedule. We have taken the necessary steps to align ourselves with several suppliers of our raw materials so that we are not dependent on any one supplier. In addition, we store a sufficient inventory of raw material to supply our immediate needs. Some of our customized product customers include Celebration City, Walt Disney World in Florida and the Goodwill Games.

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

         Circul-aire's Multi-Mix TM media and integrated systems are used to reduce the odor and corrosion potential of commercial, institutional, sewage treatment and industrial environments. Combined with air-to-air heat exchanger options, Circul-aire's systems recuperate valuable energy from various airstreams. All Circul-aire systems are engineered and manufactured to withstand the most severe industrial environments, including those containing corrosive gases.


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

         Dectron Inc. markets its products on several levels. Dectron Inc. markets its products directly through trade magazines and industry associations, as well as by attending and demonstrating its products at numerous trade shows throughout North America. Regionally, Dectron Inc. markets its products through non-employee sales representatives who enjoy exclusive rights to their respective sales regions. At present, Dectron Inc. has approximately 120 regional representatives throughout North America, and expects to add more in 2001. Internationally, Dectron Inc. has sales coverage in England, Portugal, Israel, Kuwait and Taiwan. We believe that while the international markets provide tremendous growth opportunities for us, it is important to first develop a strong support network.

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

Employees

         As of April 26, 2001, Dectron (including our subsidiaries) employed a total of approximately 449 full-time employees, 5 of which are in executive positions, 48 of whom are engaged in engineering and research and development, 47 of whom are engaged in sales and related services, 43 of whom are in administration, and the remainder of which are in production. 56 of our employees, all of which work at Thermoplus, are represented by an in-house union. Certain terms of their employment are part of a collective bargaining agreement that expires in 2005. Management considers its relations with its employees to be satisfactory.


Patents and Trademarks

         We have two United States and two Canadian patents. The patents expire between 2007 and 2015. Three of the patents relate to swimming pool dehumidifiers and the other relates to the Method and Apparatus for Controlling Heat Rejection in a Refrigeration System.

         We have trademarked the names "Dectron" and "Dry-O-Tron" in both the United States and Canada. The trademarks come up for renewal between 2007 and 2015. We also hold the trademark in "MultiMix" and "MM Multi-Mix" in the United States and Canada. The MultiMix and MMMulti-Mix trademarks will be due for renewal in the year 2014. In addition, we hold the trademark in "CIRCUL-AIRE" in the United States and Canada, which was renewed in 1999.

Recent Events

         Dectron has signed an exclusive option to purchase a Florida company. By combining Dectron's expertise in production, engineering and sales with this company's technology, we believe that such company is poised to open an exciting new market in creating water from air. We further believe that Dectron's acquisition program, proven manufacturing capability and new capacity has uniquely positioned Dectron in the forefront of this new and exciting market.

         During Fiscal 2001, Dectron also purchased Groupe Prodapec 2000 Inc., one of its regional sales representatives in the Montreal, Quebec region.

ITEM 2.  PROPERTIES

         We maintain our executive office at leased premises located at 4300 Poirier Blvd., Montreal, Quebec H4R 2C5. This lease expires January 31, 2005. We also have nine additional manufacturing facilities, of which seven are leased and three are owned. Nine of our manufacturing facilities are located in or near Montreal, Quebec, and one is located in Niagara Falls, New York. The manufacturing facilities, which we own, are located in St. Jerome, Quebec, Boucherville, Quebec, and Niagara Falls, New York. The facilities are in good condition and do not require any significant capital expenditure. We maintain property insurance on the three owned manufacturing facilities in an amount that we believe to be sufficient. Of the seven leased facilities, three of the leases expire on January 31, 2005. , one June 30, 2010, one January 31, 2003, one December 31, 2001 and the last one March 31, 2006. We also lease, for a monthly rent of $667, a 1,000 square foot sales facility in Roswell, Georgia. In addition, we lease, for a monthly rent of approximately $834, a 3,700 square foot sales and warehousing facility in Toronto, Ontario. And also, we lease a 4,000 facility in St-Hippolyte, Quebec for approximately $ 661. Our facilities have an aggregate of approximately 410,000 square feet. We pay an aggregate of approximately $41,420 rent per month. We believe that suitable additional space will be available in the future on commercially reasonable terms.

         We are seeking International Quality Standard ISO-9001certification for our Dectron Inc. facility and International Quality Standard ISO-9002 certification for our Thermoplus facility. ISO 9001 and ISO 9002 require the facility to meet certain stringent requirements established in Europe but adopted throughout the world which ensure that facilities' manufacturing processes, equipment and associated quality control systems will satisfy specific customer requirements. We believe that ISO certification will benefit us in the markets in which we compete. There is no assurance that ISO certification will be obtained in the near future, if at all.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings now pending or threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the vote of the security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

                  Our common stock and warrants are traded on the Nasdaq SmallCap Market and the Boston Stock Exchange and have been so traded since the completion of our initial public offering on October 5, 1998. Our common stock is listed on the Nasdaq SmallCap Market under the symbol "DECT" and on the Boston Stock Exchange under the Symbol "DRN." Our warrants are listed on the Nasdaq SmallCap Market under the symbol "DECT W" and on the Boston Stock Exchange under the Symbol "DRN&W." As of April 26, 2001, we had 2,795,000 shares of common stock and 1,150,000 warrants outstanding. The following table sets forth the high and low sales prices for our common stock and warrants as reported on the Nasdaq SmallCap Market.


                                                     COMMON STOCK                      WARRANTS
                                                 High            Low             High            Low
Fiscal year ended January 31, 2001:             $5.688          $2.000          $0.875          $0.125

First quarter (2/1/00 thru 4/30/00)             $4.250          $3.000          $0.875          $0.375

Second quarter (5/1/00 thru 7/31/00)            $3.063          $2.000          $0.625          $0.250

Third quarter ( 8/1/00 thru 10/31/00)           $5.688          $2.000          $0.750          $0.125

Fourth quarter ( 11/1/00 thru 1/31/01)          $4.625          $3.750          $0.500          $0.250


Fiscal year ended January 31, 2000:             $5.25           $2.250          $0.938          $0.188

First quarter (2/1/99 thru 4/30/99)             $5.25           $2.250          $0.938          $0.188

Second quarter (5/1/99 thru 7/31/99)            $2.938          $2.281          $0.500          $0.250

Third quarter ( 8/1/99 thru 10/31/99)           $4.688          $2.875          $0.625          $0.313

Fourth quarter ( 11/1/99 thru 1/31/00)          $3.938          $2.531          $0.625          $0.313


         As of April 26, 2001, there were 48 shareholders of record and approximately 6 beneficial owners.

         On April 26, 2001, the last sale price of our common stock and warrants as reported on the Nasdaq SmallCap Market was $3.60 and $0.50 respectively.

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

Overview

         The Company has been in operation since June 1977 and has grown from a single product and single market company into a group of manufacturers in order to address the three most important factors affecting indoor air conditions: temperature, humidity and contaminant control. The Company secures its contracts through a network of representatives. The Company is not dependent upon any major customer for a significant portion of its revenues.

         Dectron's objective is to become a leading force in the IAQ market by addressing combined technology niche applications and by providing superior engineering services and product quality. The Company intends to devote significant efforts to the development of equipment for the IAQ market. Management anticipates that the IAQ market will have enormous growth in the next 25 years. The Company believes that there is a need in the North American market for specialized IAQ equipment and this represents a tremendous opportunity. Notwithstanding the present economic slowdown, Management foresees a stable market demand, particularly in the humidity and temperature control side of the business.

         During the last 30 months, the company has acquired two companies each specializing on a particular market segment of the IAQ market. In 1998 the company acquired Circul-aire a manufacturer of contaminant control solutions. The addition of Circul-aire along with its chemical filtration technology continues to provide significant strategic value Dectron.

         In 1999, the company acquired IPAC, a manufacturer of precision air conditioning equipment. Management believes that demand for this segment has decreased significantly due to a slowdown in the telecommunications and Information Technology Markets.

Results of Operations

Fiscal year ended January 31, 2001 ("Fiscal 2001") compared to fiscal ended year January 31, 2000 ("Fiscal 2000")

         Revenues for the year ended January 31, 2001 were $35,061,903, a 11.7% increase over prior year revenues of $31,402,954. This increase was in part due to stable conditions in Dectron's principal market, the United States of America, and also stable economic conditions also in Canada, Dectron's secondary market, and 12 months of results of IPAC 2000.

         Gross profit increased by $1,130,075 to $12,364,373 over the same period. In comparison to the 11.7% increase in revenue gross profit slightly increased by 0.5%.

         Operating expenses increased significantly during fiscal year 2001.

         Selling and marketing expenses increased $47,808 in Fiscal 2001. As a percentage of revenues, selling and marketing expenses decreased to 15.1% from 16.7%.

         General and administrative expenses increased by $1,030,848 to $3,096,053. As a percentage of revenues, general and administrative increased to 8.8% from 6.5% of sales. Both percentage and dollar amount increases were due partly to the integration of IPAC's personal.

         Depreciation increased by $333,496 to $1,521,158 due to the addition of capital assets. As a percentage of sales, depreciation increased from 3.7% to 4.3% in fiscal 2001.

         Financing expenses increased by $784,574 from $674,287 to $1,458,861. As a percentage of revenues, financing expenses increased from 2.1% to 4.1%

         Income before income taxes was $969,887 a decrease of $1,066,651 over the comparative period. Relative to sales, income before income taxes decreased from 6.5% in Fiscal 2000 to 2.8% in Fiscal 2001.

         Income tax expenses as a percentage of taxable income decreased from 44.6% for 2000 to 11.6% for 2001. Tax expenses decreased by $ 797,314 mainly because of the decrease in taxable income and loss carry forwards.

         As a result, Dectron reported net income of $857,426, a decrease of 1.1% in relation to sales.

         Dectron realized good financial results in Fiscal 2000 and Fiscal 1999 that fell within our expectations, although compared with previous years, our net margins were negatively affected by future investments incurred in Fiscal 2001. Our business plan called for (1) increasing international presence through an extensive marketing campaign, (2) decreasing backlog by bringing on more plant capacity and (3) innovating our product lines through acquisitions and continuing research and development.

         Most of the negative impact on our margins has already been absorbed and this year the positive financial effect of the investment will begin to be realized, which we believe will position Dectron for bottom line growth.

Fiscal year ended January 31, 2000 ("Fiscal 2000") compared to fiscal ended year January 31, 1999 ("Fiscal 1999")

         Revenues for the year ended January 31, 2000 were $31,402,954, a 53.2% increase over prior year revenues of $10,907,614. This increase was in part due to very good economic conditions in Dectron's principal market, the United States of America, good economic conditions also in Canada, Dectron's secondary market and contributions from Dectron's newly acquired division IPAC and 12 months of results of the Circul-aire Group.

         Gross profit increased by $4,436,318 to $11,234,298 over the same period. This represents an increase of 2.6%, expressed in relation to sales. Compared to the increase in sales of 53.2%, the gross profit increased by 65.3% due to improve control over costs.

         Selling and marketing expenses increased $2,535,511 in Fiscal 2000. This Increase reflects the costs of additional personnel and marketing expenses necessitated by sales growth. Also, it reflects the integration of Circul-aire's and IPAC's personal and a concerted effort from The Company to increase its visibility by participating in a record amount of industrial shows. As a percentage of revenues, selling and marketing expenses increased to 16.7% from 13.3%.

         General and administrative expenses increased by $735,729 to $2,065,155. As a percentage of revenues, general and administrative increased to 6.5% from 6.4% of sales. Both percentage and dollar amount increases were due partly to the integration of both Circul-aire's and IPAC's personal.

         Depreciation increased by $453,918 to $1,187,662 due to the acquisition of Circul-aire's and IPAC's assets. As a percentage of sales, depreciation increase from 3.5% to 3.7% in fiscal 2000.

         Financing expenses increased by $315,013 from $359,274 to $674,287. As a percentage of revenues, financing expenses increased from 1.7% to 2.1%

         Income before income taxes was $2,036,538 an increases of $396,147 over the comparative period. Relative to sales, income before income taxes decreased from 8.0% in Fiscal 1999 to 6.5% in Fiscal 2000.

         Income tax expenses as a percentage of taxable income increased from 31.2% for 1999 to 44.6% for 2000. Tax expenses increased by $398,565 mainly because of the increase in taxable income.

         As a result of the above factors, Dectron's net income decreased from $ 1,129,181 to $ 1,126,763, a decrease of 0.2%.


Liquidity and Capital Resources


         In Fiscal 2001, the Company generated a negative cash flow from operating activities of $237,152 due mainly to higher accounts receivable and inventory level. In Fiscal 2000, the Company generated a negative cash flow from operating activities of $1,606,430 due mainly to higher accounts receivable and the implementation of a stocking program.

         The principal source of cash was an increase in accounts payable of $2,075,335, net income of $857,426, and amortization and depreciation in the amount of $1,521,158. Accounts payable increased because of the increased volume in business. Amortization and depreciation increased due to investment in capital assets. The principal uses of cash were an increase in accounts receivable of $1,919,376 and increase in inventory of $2,529,719. Increases in accounts payable, accounts receivable, inventory and non-cash items are also affected by the consolidation of Dectron's latest acquisition, IPAC 2001 Inc. Cash flow from investing activities was reduced by $3,763,464 mainly as a result of the acquisition of IPAC's property and new machinery and equipment for a total of $3,644,995. Financing activities provided net cash flow in the amount of $4,229,358. The principal sources of cash flow were from advances from long-term debt in the amount of $1,882,102 and advances from bank loans in the amount of $ 2,717,502. The principal uses of cash flow from financing were advances for share purchase plan receivable of $131,099 and advances to loans receivable of $209,322 . Net cash flow used after all activities was $75,114.

Fiscal 2001

         In Fiscal 2001, the Company renewed a secured credit arrangement with National Bank of Canada. This new facility included an aggregated credit line of Cdn $ 13,000,000 of which Cdn 6,000,000 can be financed through bankers acceptance. The amount available to the Company is equal to 75% of "eligible accounts receivable" as defined in the Line of Credit Agreement, plus 50% of the inventory values, net of work in process, up to a maximum advance against inventory of approximately $ 5,000,000. Dectron's borrowings under the Line of credit bears interest at Canadian prime plus .25%, which at January 31, 2001 amounted to 7.25%. Interest on any borrowings is payable monthly. The Company is in full compliance with all of the banking covenants (including financial covenants and ratios) and is required to report to its bankers on a monthly basis. The Company finances its operations mainly through the use of Bankers Acceptance bearing an average lending rate of prime. All borrowings are collateralized by the assets of the Company.

         In Fiscal 2001, the Company also secured credit arrangement with National Bank of Canada in New York. This new facility included an aggregated credit line of US $ 1,250,000. The amount available to the Company is equal to 80% of "eligible accounts receivable" as defined in the Line of Credit Agreement, plus 60% of the inventory values, net of work in process, up to a maximum advance against inventory of approximately $ 625,000. Dectron's borrowings under the Line of credit bears interest at American prime plus .5%. Interest on any borrowings is payable monthly.

         In February 2000, Dectron renegotiated a bank loan and replaced it with a term loan in the amount of $2,527,000 USD bearing interest at the Bank's American Prime Rate plus 1% for a term of 5 years and a mezzanine loan in the amount of $ 1,000,000 USD bearing interest at the Bank's American Prime Rate plus 3% for a term of three years.

         In February 2000, the Company entered into a mortgage note in the amount $1,652,000US and equipment note in the amount of $406,000US with the National Bank of Canada both bearing interest a American prime plus .75%.

         In August 2000, the Company entered into a note agreement with National Bank of Canada for the purchase of new equipment bearing interest at the American prime rate plus .75%

         In August 2000, the Company entered into two financial leases for a total amount of Cdn $951,420 to finance equipment, both bearing interest at 8.48%

         In November 2000, the Company entered into two term loans for a total of $ 700,000 to finance capital acquisitions bearing interest at prime plus .75%


Fiscal 2000

         In fiscal 2000, the Company renewed a secured credit arrangement with National Bank of Canada. This new facility included an aggregated credit line of Cdn $9,500,000 of which Cdn 4,700,000 can be financed through bankers acceptance. The amount available to the Company is equal to 75% of "eligible accounts receivable" as defined in the Line of Credit Agreement, plus 50% of the inventory values, net of work in process, up to a maximum advance against inventory of approximately $4,000,000. Dectron's borrowings under the Line of credit bears interest at Canadian prime plus .25%, which at January 31, 2000 amounted to 6.5%. Interest on any borrowings is payable monthly. The Company is in full compliance with all of the banking covenants (including financial covenants and ratios) and is required to report to its bankers on a monthly basis. The Company finances its operations mainly through the use of Bankers Acceptance bearing an average lending rate of prime. All borrowings are collateralized by the assets of the Company.

         In September 1999, the company short-term bank financing in the amount of $4,000,000 in order to finance the acquisition of the specified assets from IPAC Inc. and IPAC 2000 Inc. at U.S. prime plus 3%. On February 23, 2001, the Company replaced this short-term loan by a 5-year term loan in the amount of $2,527,000 bearing interest at U.S. prime plus 1%. The Company also negotiated a mezzanine loan in the amount of $1,000,000 bearing interest at U.S. prime plus 3% for a 3-year term.

         In May 1999, the Company also secured a 5 year financing in the amount of Cdn $700,000 through the Immigrant Investors Program at an annual rate of 5.55%. The Immigrant Investors Program is a program in Canada through which persons seeking Canadian Citizenship pool monies for investment in companies that meet established criteria. Interest is paid monthly and the Company is committed to make monthly payments of Cdn $3,900. in a sinking fund which is given as security against the immigrant loan. The sinking fund proceeds will be applied to the outstanding balance which is due in May 2004. The Company intends to re-negotiate a new loan to replace the immigrant loan prior or the immigrant loan's repayment date.

         Through the acquisition of Circul-aire, the company also acquired has existing credit facilities with Royal Bank of Canada consisting of a line of credit in the amount of Cdn $3,000,000. The amount available to the Company is equal to 75% of "eligible accounts receivable" as defined in the Line of Credit Agreement, plus 50% of the inventory values, net of work in process, up to a maximum advance against inventory of approximately $ 1,000,000. Dectron's borrowings under the Line of credit bears interest at an average of Canadian prime plus .5%, which at January 31, 2001 amounted to 7.5%. Interest on any borrowings is payable monthly. Subsequent to the year-end, the Company has signed a new bank agreement which made available an additional operating line of credit of Cdn prime $500,000 bearing interest at prime plus 0.25%.

         In Fiscal 2000, the principal sources of cash were from advances from bank loans in the amount of $2,669,311 and advances from long term debt for a total of $3,94,8516. The principal uses of cash were increases in accounts receivable of $2,007,191, in inventory of $3,031,453 and purchases of capital assets for a total of $3,323,520 and a deposit on IPAC's property for $1,000,000

Foreign Exchange

         The Company is a Canadian company with U.S. sales amounting to approximately 50% of it's total sales while the majority of Dectron's expenses are incurred in Cdn $. Due to the relatively high proportion of sales in U.S.$, Dectron's results could be adversely affected by upward variations in the value of the Canadian dollar. As of January 31, 2001, the Company did not have a formal foreign exchange policy in effect.

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

Consolidated Balance Sheets for the years ended January 31, 2001 and January 31, 2000 ...............F - 2 to F - 3

Consolidated Statements of Earnings for the years ended January 31, 2001, 2000 and 1999.......................F - 4

Consolidated Statements of Cash Flows for the years ended January 31, 2001, 2000 and 1999............F - 5 to F - 7

Consolidated Statements of Stockholders' Equity for the years ended January 31, 2001, 2000 and 1999...........F - 8

Notes to Consolidated Financial Statements..........................................................F - 9 to F - 26




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no changes in or disagreements with its Accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT


            The officers and directors of Dectron, and further information concerning them, are as follows:



Name                                             Age     Position
----                                             ---     --------

Ness Lakdawala                                   67      Chairman of the Board of Directors, President and
                                                         Chief Executive Officer

Reinhold Kittler                                 63      Executive Vice President and Director

Roshan Katrak                                    57      Vice President of Human Relations and Director

Mauro Parissi                                    35      Chief Financial Officer, Secretary and Director

Michel Lecompte                                  51      Vice President of Operations of Refplus

David Lucas                                      41      Vice President of Dectron Inc.

Leena Lakdawala                                  33      Executive Vice President and Director

Richard Ness                                     37      Director


Liam Cheung                                      35      Director

Gilles Richard                                   62      Director


---------


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

         Richard Ness has served as a Director of Dectron since 1998. Mr. Ness is president and chief operating officer of Penson Financial Services Canada Inc., a firm offering technical and operational services to investment dealers in Canada. Previously, he was Vice President client services and member seat holder of the Toronto Stock Exchange with Le Groupe Option Retraite, Inc. and investment dealer with memberships on the Montreal and Toronto stock exchanges. Prior to joining Option Retraite, he was vice president of operations at Marleau Lemire Securities and chief financial officer of Marleau Lemire U.S.A., an N.A.S.D. member firm.

         Liam Cheung has served as a Director of Dectron since 2001. Since 1997, Mr. Cheung is the President and Founder of IC Education, a new economy e-learning company delivering leading edge technology through a unique combination of business, education and technology. From 1997 to 1999, Mr. Cheung was also President and Founder of LOC Information Inc. From 1992 to 1997, he served as Executive Vice-President, Fixed Income of Marleau, Lemire Securities Inc. Mr. Cheung received a Bachelor of Mathematics with Distinction from the University of Waterloo in 1990.

         Gilles Richard has served as a Director of Dectron since 2001. Mr. Richard is a semi-retired business man who was previously the President of Le Circuit Lincoln Mercury, the sixth largest dealership in Canada. Mr. Richard was also involved with partner in a distributorship of lift-truck (Mitsubishi's M-Lift), two computer companies which created software applications car dealership, and most recently the construction of commercial and residential buildings. Over the years, Mr. Richard was a director or officer of various organizations such as the Nada (National Automobile Association) and CADA (Canadian Automobile Association)

Indemnification of Officers and Directors

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

Item 10.  EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid by Dectron during each of the last three fiscal years to our Chief Executive Officer and to each of our executive officers who earned in excess of $100,000 during the year ended January 31, 2001.


                           Summary Compensation Table

          Name and                                                  Restricted                          Other
         Principal                          Annual                 Stock Awards                         Com-
          Position              Year      Salary (1)      Bonus                    Options/SARs       Pensation
----------------------------- --------- ---------------- --------- -------------- --------------- ------------------
Ness Lakdawala                2001         $140,647        -0-          -0-            -0-               -0-
Chairman of the Board of      2000         $140,647        -0-          -0-            -0-               -0-
Directors, President, and     1999         $140,647        -0-          -0-            -0-               -0-
Chief Executive Officer



(1) This reflects the aggregate salaries paid to Mr. Lakdawala during the fiscal years presented by Dectron, Refplus and Thermoplus.

Employment Agreements


         We entered into an employment agreement with Mr. Ness Lakdawala, our Chief Executive Officer on October 5, 1998, the effective date of our initial public offering. The employment agreement is for a term of two years, renewable for additional one-year periods. The employment agreement entitled Mr. Lakdawala to an annual salary of $200,000, adjusted annually for increases in the Consumer Price Index. In the event that we are subject to a takeover or a change of control event, Mr. Lakdawala is entitled to a bonus equal, on an after tax basis, to five times his then current annual base salary. Mr. Lakdawala's employment agreement contains a non-competition provision, which forbids him from engaging in a competitive business during his employment and for a period of one year thereafter. Mr. Lakdawala's employment agreement has been extended for an additional two years at the same conditions as above.

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

         Cash Compensation. In determining its recommendations for adjustments to officers' base salaries for Fiscal 2001, we focused primarily on the scope of each officer's responsibilities, each officer's contributions to Dectron's success in moving toward its long-term goals during the fiscal year, the accomplishment of goals set by the officer and approved by the Board for that year, our assessment of the quality of services rendered by the officer, comparison with compensation for officers of comparable companies and an appraisal of our financial position. In certain situations, relating primarily to the completion of important transactions or developments, we may also pay cash bonuses, the amount of which will be determined based on the contribution of the officer and the benefit to Dectron of the transaction or development.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of April 26, 2001 with respect to each beneficial owner of 5% or more of the outstanding shares of our common stock, each of our officers and directors, and all of our officers and directors as a group:



                                              Amount and Nature of Beneficial         Percentage of Shares
 Names and Address of Beneficial Owner (1)             Ownership(2)                       Outstanding
 -----------------------------------------             ------------                       -----------
Ness Lakdawala                                             1,688,519(3)                          60.1%

Roshan Katrak                                              1,688,519(4)                          60.1%

Reinhold Kittler                                                   0                                 *

Mauro Parissi                                                 71,300(5)                           2.5%

Ralph Kittler                                                 12,000(6)                              *

Dave Lucas                                                    67,000                              2.4%

Richard Ness                                                   9,100(7)                              *

Leena Lakdawala                                               74,800(8)                           2.6%

Michel Lecompte                                               16,274(9)                              *

Liam Cheung                                                        0                                 *

Gilles Richard                                                     0                                 *

All directors and officers
As a group (11 persons)
(3)-(9)                                                    1,926,993                             68.1%

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

(3) Represents (i) 43,561 shares of Common Stock and 15,000 options to purchase Common Stock directly owned, (ii) 67,395 shares of Common Stock owned by Roshan Katrak, Mr. Lakdawala's wife, (iii) 69,684 shares of Common Stock owned by Roshaness Inc., a company owned by Mr. Lakdawala, and (iv) 1,492,879 owned by 3103-7195 Quebec Inc., a company owned by Mr. Lakdawala's spouse and children.

(4) Represents (i) 67,395 shares of Common Stock and 15,000 options to purchase Common Stock directly owned, (ii) 43,561 shares of Common Stock owned by Ness Lakdawala, Ms. Katrak's husband, (iii) 69,684 shares of Common Stock owned by Roshaness Inc., a Company owned by Ness Lakdawala, and
     (iv) 1,492,879 shares owned by 3103-7195 Quebec Inc., a company owned by Ms. Katrak and her children.

(5)  Includes 4,500 options to purchase Common Stock.

(6) Represents 12,000 options to purchase Common Stock. Ralph Kittler is the son of Reinhold Kittler, a director.

(7) Represents 5,100 shares of Common Stock and 15,000 options to purchase Common Stock and 2,000 options to purchase Common Stock directly owned and 2,000 owned by Silvia Pedicelli, Mr. Ness' wife.

(8) Represents 15,000 options to purchase Common Stock directly owned and 59,800 shares of Common Stock owned by Mr. Aurelio Useche, Ms Lakdawala's husband.

(9)  Includes 6,000 options to purchase Common Stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS


         We lease our St. Hubert, Quebec manufacturing facility from Roshan Katrak, our Vice President of Human Relations and the wife of Ness Lakdawala, our President, Chairman and CEO, for a monthly rent of $2,935 per month. We believe that the lease was made on terms no less favorable than could be obtained from unaffiliated third parties.

         We lease our Montreal, Quebec manufacturing facilities from Roshaness Inc., a company owned by Ness Lakdawala, for a monthly rent of $3,056 per month. We believe that the lease was made on terms no less favorable than could be obtained from unaffiliated third parties.

         We lease our Grande Allee manufacturing facilities from Investiness Inc., a company owned equally by Ness Lakdawala's children, for an aggregate monthly lease payment of $15,011. We believe that the lease was made on terms no less favorable than could be obtained from unaffiliated third parties.

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)          Financial Statements.

             Report of Independent Auditors....................................................................F- 1
             Consolidated Balance Sheets for the years ended January 31, 2001 and 2000................F- 2 to F - 3
             Consolidated Statements of Earnings
                 for the years ended January 31, 2001, 2000 and 1999...........................................F- 4
             Consolidated Statements of Cash Flows
                 for the years ended January 31, 2001, 2000 and 1999..................................F- 5 to F - 7
             Consolidated Statements of Stockholders' Equity
                 for the years ended January 31, 2001, 2000 and 1999...........................................F- 8
             Notes to Consolidated Financial Statements..............................................F- 9 to F - 26

(b)          Reports on Form 8-K.

             None.

(c)          Exhibits.

             None.


                                   SIGNATURES


             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DECTRON INTERNATIONALE INC


                                       By: /s/ Ness Lakdawala
                                           ------------------------------------
                                           Ness Lakdawala
                                           Chairman and Chief Executive Officer


                               Dated: May 1, 2001


             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Ness Lakdawala                         Chairman, President, Chief Executive             May 1, 2001
----------------------------------------    Officer
     Ness Lakdawala


/s/ Reinhold Kittler
-------------------------------------       Executive Vice President and Director            May 1, 2001
Reinhold Kittler


 /s/ Roshan Katrak                          Vice President of Human Relations                May 1, 2001
----------------------------------------    and Director
Roshan Katrak


 /s/ Mauro Parissi                          Chief Financial Officer, Secretary               May 1, 2001
----------------------------------------    and Director
Mauro Parissi


/s/ Michel Lecompte
----------------------------------------    Vice President of Operations of Refplus          May 1, 2001
Michel Lecompte


/s/ David Lucas
----------------------------------------    Vice President of Dectron Inc.                   May 1, 2001
David Lucas


/s/ Leena Lakdawala                         Executive Vice President and Director            May 1, 2001
----------------------------------------
Leena Lakdawala


                           DECTRON INTERNATIONALE INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT JANUARY 31, 2001

                 [Letterhead of Schwartz Levitsky Feldman LLP]



                         REPORT OF INDEPENDENT AUDITORS


To the Stockholders of
Dectron Internationale Inc.


We have audited the consolidated balance sheets of Dectron Internationale Inc. as at January 31, 2001 and 2000 and the related consolidated statements of earnings, cash flows and changes in stockholders' equity for each of the years ended January 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dectron Internationale Inc. as at January 31, 2001 and 2000 and the results of its operations and its cash flows for each of the years ended January 31, 2001, 2000 and 1999, in conformity with generally accepted accounting principles in the United States of America.

Since the accompanying financial statements have not been prepared and audited in accordance with generally accepted accounting principles and generally accepted auditing standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.






Montreal, Quebec
March 30, 2001                                            Chartered Accountants

                           DECTRON INTERNATIONALE INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT JANUARY 31, 2001





                                TABLE OF CONTENTS



Report of Independent Auditors                                           F- 1

Consolidated Balance Sheets                                          F- 2 - 3

Consolidated Statements of Earnings                                      F- 4

Consolidated Statements of Cash Flows                                F- 5 - 7

Consolidated Statements of Stockholders' Equity                          F- 8

Notes to Consolidated Financial Statements                          F- 9 - 26

DECTRON INTERNATIONALE INC.
Consolidated Balance Sheets
As at January 31, 2001 and January 31, 2000
(Amounts Expressed in United States Dollars)


                                                           2001                2000
                                                            $                   $
ASSETS

     Cash                                                    145,448             220,562
     Accounts receivable (note 3)                          9,546,216           7,626,840
     Income taxes receivable                                 352,323                   -
     Inventory (note 4)                                   10,699,326           8,169,607
     Prepaid expenses and sundry assets                      766,318           1,062,973
     Deferred income taxes                                     9,465              85,699
                                                      ----------------    ----------------

                                                          21,519,096          17,165,681


     Loans receivable (note 5)                               388,261             179,939
     Property, plant and equipment (note 6)               11,074,016           7,673,802
     Deposit on building                                           -           1,000,000
     Intangibles (note 7)                                    115,610              99,218
     Goodwill (note 8)                                     1,584,997           1,759,297
     Deferred income taxes                                   478,005             107,152
                                                      ----------------    ----------------

                                                          35,159,985          27,985,089
                                                      ================    ================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Consolidated Balance Sheets
As at January 31, 2001 and January 31, 2000
(Amounts Expressed in United States Dollars)



                                                                     2001                2000
                                                                      $                   $

LIABILITIES
     Bank loans (note 9)                                           8,333,669           5,616,167
     Accounts payable and accrued expenses (note 10)               7,172,312           5,096,977
     Income taxes payable                                                  -             140,361
     Current portion of long-term debt (note 11)                   1,080,412           1,263,073
     Current portion of deferred revenue (note 14)                   263,767             228,079
     Note payable                                                     83,394                   -
                                                              ----------------    ----------------

                                                                  16,933,554          12,344,657

     Long-term debt (note 11)                                      6,722,601           4,657,838
     Due to director (note 12)                                        14,020              51,905
     Loan payable (note 13)                                          198,723             275,057
     Deferred revenue (note 14)                                      945,142             732,158
                                                              ----------------    ----------------

                                                                  24,814,040          18,061,615
                                                              ----------------    ----------------

STOCKHOLDERS' EQUITY

     Capital stock (note 15)                                       6,718,510           6,849,609
     Treasury Stock                                                  (88,780)            (88,780)
     Accumulated other comprehensive income                          (14,735)            289,121
     Retained earnings                                             3,730,950           2,873,524
                                                              ----------------    ----------------

                                                                  10,345,945           9,923,474
                                                              ----------------    ----------------

Total liabilities and stockholders' equity                        35,159,985          27,985,089
                                                              ================    ================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Consolidated Statements of Earnings
For the Years Ended January 31
(Amounts Expressed in United States Dollars)

                                                                       2001                2000                1999
                                                                        $                   $                   $
Net sales                                                           35,061,903           31,402,954           20,495,340

Cost of sales                                                       22,697,530           20,168,656           13,697,360
                                                                -----------------    ----------------     ----------------

Gross profit                                                        12,364,373           11,234,298            6,797,980
                                                                -----------------    ----------------     ----------------

Operating expenses

     Selling                                                         5,318,464            5,270,656            2,735,145
     General and administrative                                      3,096,003            2,065,155            1,329,426
     Depreciation and amortization                                   1,521,158            1,187,662              733,744
     Interest expense                                                1,458,861              674,287              359,274
                                                                -----------------    ----------------     ----------------

                                                                    11,394,486            9,197,760            5,157,589
                                                                -----------------    ----------------     ----------------

Earnings before income taxes                                           969,887            2,036,538            1,640,391

     Income taxes (note 16)                                            112,461              909,775              511,210
                                                                -----------------    ----------------     ----------------

Net earnings                                                           857,426            1,126,763            1,129,181
                                                                =================    ================     ================

Net earnings per common share, basic and diluted                          0.31                 0.40                 0.54
                                                                =================    ================     ================

Weighted average number of common shares outstanding                 2,795,000            2,795,000            2,082,781
                                                                =================    ================     ================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Consolidated Statements of Cash Flows
For the Years Ended January 31
(Amounts Expressed in United States Dollars)



                                                                       2001                2000                1999
                                                                        $                   $                   $
  OPERATING ACTIVITIES:
       Net earnings                                                     857,426            1,126,763           1,129,181

  Adjustments to reconcile net earnings to net cash used
  in operating activities:
       Depreciation and amortization                                  1,521,158            1,187,662             733,744
       Increase in accounts receivable                               (1,919,376)          (2,007,191)         (2,575,820)
       Increase in income taxes receivable                             (352,323)                   -            (272,024)
       Increase in inventory                                         (2,529,719)          (3,031,453)         (1,320,706)
       Increase (decrease) in prepaid expenses and
       sundry assets                                                    296,655             (433,713)           (336,329)
       Increase in accounts payable and accrued
       expenses                                                       2,075,335            1,283,078           1,849,619
       Increase (decrease) in income taxes payable                     (140,361)             211,883                   -
       Increase in deferred revenue                                     248,672              193,666             168,656
       Increase (decrease) in deferred income taxes                    (294,619)            (137,125)             15,657
                                                                 -----------------    ----------------    -----------------

  Net cash used in operating activities                                (237,152)          (1,606,430)           (608,022)
                                                                 -----------------    ----------------    -----------------



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Consolidated Statements of Cash Flows
For the Years Ended January 31
(Amounts Expressed in United States Dollars)



                                                                       2001                2000                1999
                                                                        $                   $                   $
  INVESTING ACTIVITIES:
       Acquisition of property, plant and equipment                   (4,844,995)         (3,323,520)         (1,941,188)
       Government grant received                                         200,000                   -                   -
       Deposit on building                                             1,000,000          (1,000,000)                  -
       Acquisition of intangibles                                        (27,335).          (101,764)                  -
       Acquisition of goodwill                                           (91,134)                  -          (1,931,638)
                                                                  ----------------    ----------------    ------------------

  Net cash used in investing activities                               (3,763,464)         (4,425,284)         (3,872,826)
                                                                  ----------------    ----------------    ------------------

  FINANCING ACTIVITIES:
       Acquisition of minority interest in equity
          consolidated entity                                                  -                   -            (352,469)
       (Advances to) repayments from directors                           (37,885)                266             (15,706)
       (Advances to) repayments from
          corporate shareholders                                               -              (1,113)             56,550
       (Advances to) repayments from loans receivable                   (208,322)            (56,562)                  -
       Advances from (repayments of) bank loans                        2,717,502           2,669,311            (180,484)
       Notes payable                                                      83,394            (533,199)            533,199
       Other loan payable                                                      -             (64,553)             64,553
       Advances from (repayments of) long-term debt                    1,882,102           3,948,516             (11,067)
       Advances from (repayments of) loans payable                       (76,334)             16,005             (96,284)
       Issuance of capital stock                                               -                   -           4,932,834
       Purchase of treasury stock                                              -             (88,780)                  -
       Advances for share purchase plan receivable                      (131,099)           (499,946)                  -
                                                                  ----------------    ----------------    ------------------

  Net cash provided by financing activities                            4,229,358           5,389,945           4,931,126
                                                                  ----------------    ----------------    ------------------

  Effect of foreign currency exchange rate changes                      (303,856)            356,788              27,110
                                                                  ----------------    ----------------    ------------------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Consolidated Statements of Cash Flows
For the Years Ended January 31
(Amounts Expressed in United States Dollars)



                                                                       2001                2000                1999
                                                                        $                   $                   $
Net increase (decrease) in cash and cash equivalents                     (75,114)           (284,981)            477,388

     Cash and cash equivalents, beginning of year                        220,562             505,543              28,155
                                                                  ---------------     ---------------     ---------------

     Cash and cash equivalents, end of year                              145,448             220,562             505,543
                                                                  ===============     ===============     ===============

Supplemental disclosure of cash flow information

     Interest paid                                                     1,299,423             522,558             450,324
                                                                  ===============     ===============     ===============

     Income taxes paid                                                   959,492             706,339             398,091
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


                                                                           Cumulative          Other
                                                                            Retained        Comprehensive       Treasury
                                        Number              Amount          Earnings           Income             Stock
                                  -----------------   ---------------    ---------------   ----------------   -------------
                                                            $                  $                  $                $
 Balance January 31, 1998                91,267            1,934,695         617,580            (94,777)               -

 Redemption of shares                   (91,267)          (1,934,695)              -                  -                -
 Issuance of common shares            2,795,000            8,421,450               -                  -                -
 Cost of issuance                             -           (1,553,921)              -                  -                -
 Foreign          currency                    -                    -               -             27,110                -
 translation
 Net income for the year                      -                    -       1,129,181                  -                -
                                  -----------------   ---------------    ---------------   ----------------   -------------

 Balance January 31, 1999             2,795,000            6,867,529       1,746,761            (67,667)               -
                                  =================   ===============    ===============   ================   =============

 Purchase of 20,000                           -                    -               -                  -          (88,780)
 common shares
 Share purchase plan                          -             (499,946)              -                  -                -
 receivable
 Deferred tax benefit                                        482,026               -                  -                -
 Foreign Currency                             -                    -               -            356,788                -
 translation
 Net income for the year                                           -       1,126,763                  -                -
                                  -----------------   ---------------    ---------------   ----------------   -------------

 Balance, January 31, 2000            2,795,000            6,849,609       2,873,524            289,121          (88,780)
                                  =================   ===============    ===============   ================   =============

 Share purchase plan                          -             (131,099)              -                  -                -
 receivable
 Foreign currency                             -                    -               -           (303,856)
 translations
 Net income for the year                      -                    -         857,426                  -                -
                                  -----------------   ---------------    ---------------   ----------------   -------------

 Balance, January 31, 2001            2,795,000            6,718,510       3,730,950            (14,735)         (88,780)
                                  =================   ===============    ===============   ================   =============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2001 and January 31, 2000
(Amounts Expressed in United States Dollars)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   Basis of Consolidated Financial Statements Presentation

          These consolidated financial statements include the accounts of Dectron Internationale Inc., Dectron Inc. Consolidated and Circul-aire Group.

          Dectron Inc. Consolidated is comprised of Dectron Inc. and of its wholly-owned subsidiaries, Refplus Inc., Thermoplus Air Inc., Fiber Mobile Ltd., Dectron U.S.A. Inc., IPAC 2000 Inc. and Le Groupe Prodapec (2000) Inc.

          Circul-aire Group is comprised of 9048-3140 Quebec Inc. and Cascade Technologies Inc., and of its wholly-owned subsidiaries, PM Wright Ltd., Purafil Canada Inc. and 122248 Canada Inc.

          All inter-company profits, transactions and account balances have been eliminated.

     b)   Principal Activities

          The company Dectron Internationale Inc., was incorporated on March 30, 1998. These companies are principally engaged in the production of dehumidification, refrigeration, indoor air quality (IAQ), ventilation, air conditioning and air purification systems in Canada and its distribution world wide. The activities of Dectron Internationale Inc., Cascade Technologies Inc., 9048-3140 Quebec Inc. are immaterial in the aggregate, as their only activity is to hold the investments in the operating companies.

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

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2001 and January 31, 2000
(Amounts Expressed in United States Dollars)


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

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2001 and January 31, 2000
(Amounts Expressed in United States Dollars)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     k)   Foreign Currency Translation

          The company maintains its books and records in Canadian dollars. Foreign currency transactions are translated using the temporal method. Under this method, all monetary items are translated into Canadian funds at the rate of exchange prevailing at balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses are included in the determination of earnings for the year.

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

     l)   Earnings or Loss Per Share

          The company has adopted FAS No. 128, "Earnings per Share" which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings
          (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants for each year.

     m)   Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2001 and January 31, 2000
(Amounts Expressed in United States Dollars)



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


2.   COMPREHENSIVE INCOME

          The company has adopted FAS No. 130 "Reporting Comprehensive Income" which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:


                                                                       2001                2000                1999
                                                                        $                   $                   $
          NET INCOME                                                    857,426           1,126,763           1,129,181

          OTHER COMPREHENSIVE INCOME

               Foreign currency translation                            (303,856)            356,788              27,110
                                                                  ---------------     ---------------     ---------------

          COMPREHENSIVE INCOME                                          553,570           1,483,551           1,156,291
                                                                  ===============     ===============     ===============


DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2001 and January 31, 2000
(Amounts Expressed in United States Dollars)



3.    ACCOUNTS RECEIVABLE

                                                                                           2001                2000
                                                                                            $                   $
     Accounts receivable                                                                   9,877,727           7,786,400
     Less:  Allowance for doubtful accounts                                                  331,511             159,560
                                                                                      ---------------     ---------------

     Accounts receivable - net                                                             9,546,216           7,626,840
                                                                                      ===============     ===============


4.    INVENTORY

      Inventory is comprised of the following:

                                                                                           2001                2000
                                                                                            $                   $

     Raw materials                                                                         6,048,814           4,995,391
     Work-in-process                                                                       1,861,859           1,676,899
     Finished goods                                                                        2,788,653           1,497,317
                                                                                      ---------------     ---------------

                                                                                          10,699,326           8,169,607
                                                                                      ===============     ===============


5.    LOANS RECEIVABLE

      The loans receivable consist of the following:

                                                                                           2001                2000
                                                                                            $                   $

     Loan receivable - private companies                                                     326,628             151,813
     Loan receivable - corporate shareholder                                                  27,409              28,126
     Loan receivable - other                                                                  34,224                   -
                                                                                      ---------------     ---------------

                                                                                             388,261             179,939
                                                                                      ===============     ===============

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2001 and January 31, 2000
(Amounts Expressed in United States Dollars)


6.    PROPERTY, PLANT AND EQUIPMENT

                                                                                           2001                2000
                                                                                            $                   $

     Land                                                                                    479,900             239,457
     Building                                                                              5,005,583           2,556,424
     Machinery and equipment                                                               8,392,372           7,055,701
     Furniture and fixtures                                                                  641,447             650,993
     Computer equipment                                                                    1,589,485           1,452,354
     Rolling stock                                                                           163,336             106,629
     Equipment under capital leases                                                          779,881             542,239
     Leasehold improvements                                                                  635,791             564,159
                                                                                      ---------------     ---------------

     Cost                                                                                 17,687,795          13,167,956
                                                                                      ---------------     ---------------
     Less accumulated depreciation and amortization:

     Building                                                                                508,312             354,986
     Machinery and equipment                                                               3,693,799           2,997,693
     Furniture and fixtures                                                                  476,251             447,258
     Computer equipment                                                                    1,147,614           1,032,455
     Rolling stock                                                                            79,252              49,967
     Equipment under capital leases                                                          325,156             251,508
     Leasehold improvements                                                                  383,395             360,287
                                                                                      ---------------     ---------------

                                                                                           6,613,779           5,494,154
                                                                                      ---------------     ---------------

     Net                                                                                  11,074,016           7,673,802
                                                                                      ===============     ===============


          Depreciation and amortization of property, plant and equipment for fiscal year 2001 amounted to $1,302,741 ($982,210 in 2000).


7.    INTANGIBLES

                                                                                          2001                2000
                                                                                           $                   $
     Patents and trademarks costs                                                           125,860             101,764
     Less:  Accumulated amortization                                                         10,250               2,546
                                                                                     ---------------     ---------------

     Net                                                                                    115,610              99,218
                                                                                     ===============     ===============

          Amortization of intangibles for fiscal year 2001 amounted to $7,704 ($2,546 in 2000).

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2001 and January 31, 2000
(Amounts Expressed in United States Dollars)



8.    GOODWILL

                                                                                           2001                2000
                                                                                            $                   $

     Cost                                                                                  2,094,475           2,069,190
     Less: Accumulated amortization                                                          509,478             309,893
                                                                                      ---------------     ---------------

     Net                                                                                   1,584,997           1,759,297
                                                                                      ===============     ===============


     Amortization of goodwill for fiscal year 2001 amounted to $210,713 ($202,906 in 2000)


9.   BANK LOANS

     The company has an available line of credit of $9,923,000 bearing interest between 0.25% and 0.5% per annum over the prime lending rate and it is renegotiated annually.

     Bank loans are secured by a first ranking moveable hypothec on accounts receivable, inventory and commercial equipment and a second ranking universal hypothec in the amount of $10,674,000 on the universality of the borrower's property, movable and immovable, present and future, corporeal and incorporeal. The company also provided a solidary guarantee in the amount of $4,337,000 and a rider designating the Bank as loss payee of the proceeds of all-risk insurance on the property charged as security.

     The company finances its operations mainly through the use of Banker's Acceptance bearing an average lending rate of less than prime.

     The average cost of financing for fiscal year 2001 is 10.54% (8.19% in 2000).


10.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES


                                                                                           2001                2000
                                                                                            $                   $

     Accounts payable and accrued expenses are comprised of the following:
         Trade payables                                                                    5,366,575           3,469,390
         Accrued expenses                                                                  1,805,737           1,627,587
                                                                                      ---------------     ---------------

                                                                                           7,172,312           5,096,977
                                                                                      ===============     ===============

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2001 and January 31, 2000
(Amounts Expressed in United States Dollars)


11.  LONG-TERM DEBT

                                                                                               2001                2000
                                                                                                $                   $
     a)    Government loans, without guarantee nor interest, repayable 15 years after their date of receipt, the first portion of $30,689 is repayable in August 2002 and the second portion of $30,689 is
           repayable in July 2004.                                                            61,378              63,396

     b)    Immigration loans secured by a first ranking universal hypothec on the universality of the property, moveable and immovable, present and future, corporeal and incorporeal, bearing interest at variable rates from 5.21% to 5.59% per annum, due on different dates between
           November 2002 and May 2004. The loans are net of sinking funds since
           all amounts paid into them must be used to repay the loans.                       999,564           1,213,966

     c)    Bank term loan secured by a first ranking universal hypothec on the universality of the property, moveable and immovable, present and future and corporeal and incorporeal, bearing interest at 7.99% per annum repayable in monthly capital repayments of $557 plus a final
           repayment of $67,206 in December 2002.                                             79,462              88,978

     d)    Bank  term  loan  bearing  interest  at 7% per  annum,  repayable  in
           monthly capital repayments of $371, maturing June 2014.                            59,297              65,843

     e)    Bank term loan, bearing interest at prime plus 1% per annum repayable
           in monthly capital repayments of $1,495, maturing April 2002.                      22,417              41,685

     f)    Bank term loan, bearing interest at prime rate plus 1% per annum, repayable in monthly capital repayments of $5,073 and a final
           repayment of $5,078 plus interest, maturing November 2001.                         50,736             115,281
                                                                                      ---------------     ---------------

     Balance carried forward                                                               1,272,854           1,589,149
                                                                                      ---------------     ---------------

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2001 and January 31, 2000
(Amounts Expressed in United States Dollars)


11.   LONG-TERM DEBT (Continued)

                                                                                               2001                2000
                                                                                                $                   $
     Balance brought forward                                                               1,272,854           1,589,149

     g)    Loan from Investissement Quebec bearing interest at a rate of approximately prime plus 1.50% which is deferred and capitalized for the minimum of either 12 months or when the accumulated interest is greater than 10% of the loan advance, repayable in annual payments commencing June 30, 1997 at a rate of 15% of the prior year's net
           income to a maximum of $33,358 per annum.                                          21,737              45,421

     h)    Obligation under capital lease for machinery and equipment with carrying value of $225,317, repayable by 2 remaining equal payments of $5,715 including imputed interest of 7.24% plus a purchase option
           of $44,237, maturing April 2001.                                                   60,149             198,536

     i)     Obligation  under  capital  lease for  equipment  subject to blended monthly payments of $5,034  including  imputed interest of 8.48% per
            annum up to August 2005.                                                         228,723                   -

     j)    Obligation under capital lease for equipment subject to blended monthly payments of $7,501 including imputed interest of 8.48% per
           annum up to September 2005.                                                       340,841                   -

     k)    Obligation under capital lease for equipment subject to blended monthly payments of $1,094 including imputed interest of 7.27% per
           annum up to April 2005.                                                            48,684                   -

     l)    Bank term loan, bearing interest at prime plus 0.75% per annum, repayable in monthly capital repayments of $3,892, maturing December
           2005.                                                                             225,721                   -

     m)    Bank term loan, bearing interest at prime plus 0.75% per annum, repayable in monthly capital repayments of $3,892, maturing December
           2005.                                                                             229,612                   -
                                                                                      ---------------     ---------------

     Balance carried forward                                                               2,428,321           1,833,106
                                                                                      ---------------     ---------------

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2001 and January 31, 2000
(Amounts Expressed in United States Dollars)

11.      LONG-TERM DEBT (Continued)

                                                                                               2001                2000
                                                                                                $                   $
     Balance brought forward                                                               2,428,321           1,833,106

     n)    Bank term loan, bearing interest at the Bank's American Prime Rate plus 0.75% per annum, repayable in monthly capital repayments of
           $6,767, maturing March 2005.                                                      287,245                   -

     o)    Bank term loan, bearing interest at the Bank's American Prime Rate plus 0.75% per annum, repayable in monthly capital repayments of $
           5,000, maturing October 2005.                                                     280,000                   -

     p)    Bank mortgage note bearing interest at the Bank's American Prime Rate plus 0.75% per annum, repayable in monthly capital repayments of
           $9,178 plus a final repayment of $1,110,511 in March 2005.                      1,560,222                   -

     q)    Bank term loan, bearing interest at the Bank's American Prime Rate plus 1% per annum, repayable in monthly capital repayments of
           $21,000, maturing February 2005.                                                  868,000                   -

     r)    Mezzanine loan bearing interest at the Bank's American Prime Rate plus 3% per annum, repayable in monthly capital repayments $16,000,
           maturing February 2003.                                                         2,359,000                   -

     s)    Other                                                                              20,225              30,701

     t)    Long term debt repaid during the year                                                   -           4,057,104
                                                                                      --------------      ---------------

                                                                                           7,803,013           5,920,911
           Less: Current portion                                                           1,080,412           1,263,073
                                                                                      --------------      ---------------

                                                                                           6,722,601           4,657,838
                                                                                      ==============      ===============

      Future principal payment obligations are as follows:

     2002                                                                                                $     1,080,412
     2003                                                                                                      1,337,073
     2004                                                                                                      1,445,655
     2005                                                                                                      1,200,640
     2006 and subsequent                                                                                       2,739,233
                                                                                                         ----------------

                                                                                                         $     7,803,013
                                                                                                         ================

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2001 and January 31, 2000
(Amounts Expressed in United States Dollars)



12.  DUE TO DIRECTOR

     The amount due to director is unsecured, non-interest bearing and is due on April 15, 2002.


13.  LOAN PAYABLE

     This loan payable is non-interest bearing and is owed to private companies, due on April 15, 2002.


14.  DEFERRED REVENUE


                                                                                           2001                2000
                                                                                            $                   $
     Deferred revenue                                                                      1,208,909            960,237
     Current portion                                                                         263,767            228,079
                                                                                      ---------------     ---------------

                                                                                             945,142            732,158
                                                                                      ===============     ===============

      Deferred revenue will be recognized as income as follows:

     2002                                                                                                 $      263,768
     2003                                                                                                        341,780
     2004                                                                                                        281,687
     2005                                                                                                        201,662
     2006                                                                                                        120,012
                                                                                                          ---------------

                                                                                                          $    1,208,909
                                                                                                          ===============


15.  CAPITAL STOCK

     a)   Authorized

          An unlimited number of preferred shares, non-cumulative, voting, no par value

          An unlimited number of common shares, voting, no par value

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2001 and January 31, 2000
(Amounts Expressed in United States Dollars)


15.  CAPITAL STOCK (Continued)

     b)   Issued



                                                                                           2001                2000
                                                                                            $                   $

              2,795,000                                                                    6,718,510          6,849,609
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

          The Warrants may be redeemed by the company at any time commencing one year from October 5, 1999 (or earlier with the consent of the representatives) and prior to their expiration, at a redemption price of $0.125 per Warrant, on not less than 30 days prior written notice to the holders of such Warrants, provided that the closing bid price of the common stock, if traded on the Nasdaq SmallCap Market, or the last sale price of the common stock, if listed on the Nasdaq National Market or on a national exchange, is at least 133% ($12.00 per share, subject to adjustment) of the exercise price of the Warrants for a period of 30 consecutive trading days ending on the third day prior to the date the notice of redemption is given. Holders of Warrants shall have exercise rights until the close of the business day preceding the date fixed for redemption.

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2001 and January 31, 2000
(Amounts Expressed in United States Dollars)


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

          On September 2, 1999, the Board granted options under the Stock Option Plan to certain members of the Board and certain employees. Subject to certain limitations, the options granted are exercisable one year after issuance. Subsequent to the one-year anniversary date of the grant, the option holders may exercise the option up to 25% of the total options per year for the following four years. Each of the options will be fully exercisable on November 4, 2003, and expire on November 4, 2004. The exercise price of the option is $3.00.

          The Plan is administered by the Board of Directors, who will determine, among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock issuable upon the exercise of the options and the option exercise price.

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2001 and January 31, 2000
(Amounts Expressed in United States Dollars)


15.  CAPITAL STOCK (Continued)

     e)   Employee Stock Option Plan (Continued)

          The Plan is effective for a period of five years, expiring in 2004. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide us with their skills and expertise. Options granted under the Plan may be exercisable for up to five year, and shall be at an exercise price all as determined by the Board. Options are non-transferable except by the laws of descent and distribution or a change in control of Dectron, as defined in the Plan, and are exercisable only by the participant during his or her lifetime. Change in control include (i) the sale of substantially all of the assets of Dectron and merger or consolidation with another company, or (ii) a majority of the Board changes other than by election by the stockholders pursuant to Board solicitation or by vacancies filled by the Board caused by death or resignation of such person

          If a participant ceases affiliation with Dectron by reason of death, permanent disability or retirement at or after age 70, the option remains exercisable for one year from such occurrence but not beyond the option's expiration date. Other types of termination allow the participant three months to exercise, except for termination for cause, which results in immediate termination of the option.

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

     f)   Share Purchase Plan Receivable

          The SEC staff Accounting Bulletins require that accounts or notes receivable arising from transactions involving capital stock should be presented as deductions from shareholders' equity and not as assets. Accordingly, in order to comply with U.S. GAAP shareholders' equity has been reduced by $131,099 at January 31, 2001 ($499,946 - 2000), to
          reflect the loans due from certain employees and officers which relate to the purchase of common shares of the company.

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2001 and January 31, 2000
(Amounts Expressed in United States Dollars)



16.   INCOME TAXES

      Provision for income taxes consists of the following:

                                                                                            2001               2000
                                                                                             $                   $
     a)   Current                                                                             488,343          1,075,111
          Deferred (recovered)                                                               (375,882)          (165,336)
                                                                                       ---------------     --------------

                                                                                              112,461            909,775
                                                                                       ===============     ==============

     b)   Income taxes at Canadian statutory rates:
                                                                                              300,864            631,733

          Increase (decrease) resulting from:
          Large corporations                                                                   10,452              7,878
          Manufacturing and processing deduction
                                                                                             (132,375)          (105,547)
          Non-deductible expenses                                                              31,113             51,740
          Temporary differences                                                              (166,255)           332,638
          Application of losses carried forward                                              (302,094)           (16,307)
          Difference  between Canadian statutory rates
          and those applicable to foreign subsidiary
                                                                                              200,544            (14,056)
          Adjustment for prior year's taxes                                                    65,112                  -
          Other                                                                               105,102             21,696
                                                                                       ---------------     --------------

          Effective income taxes                                                              112,463            909,775
                                                                                       ===============     ==============



     c) Deferred income taxes represent the tax charges derived from temporary differences between amortization of property, plant and equipment and recognition of deferred revenue, and the actual amounts deducted from or added to the taxable income.

     d) The company has operating losses of $800,000 which can be used to reduce future taxable income. The potential tax benefits of $302,094 relating to the losses have been recognized in the company's accounts. The deductibility of these losses expires in 2008.

     e) The company has recorded investment tax credits $67,500 which are deductible from income taxes payable in future years. The deductibility of these tax credits expires in 2008.

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2001 and January 31, 2000
(Amounts Expressed in United States Dollars)



17.  COMMITMENTS

     a) The company is committed to payments under operating leases for its premises totalling $2,220,066. Annual payments for the next five years are as follows:

          2002                                                                                            $      498,252
          2003                                                                                                   467,915
          2004                                                                                                   429,704
          2005                                                                                                   429,087
          2006                                                                                                   395,108
                                                                                                          ----------------

                                                                                                          $    2,220,066
                                                                                                          ================


     b) The company is committed to make monthly payments of $12,987 into sinking funds which are given as security against the immigration loans. The annual payments for the next four years are as follows:

           2002                                                                                           $      155,848
           2003                                                                                                  150,644
           2004                                                                                                   89,887
           2005                                                                                                   10,408


     c) As at January 31, 2001 the company had outstanding letters of credit totaling $10,000.

          These letters of credit were incurred in the normal course of business.

18.   SEGMENTED INFORMATION

                                                                       2001                2000                1999
                                                                        $                   $                    $
     a)   The breakdown of sales by  geographic  area is as
          follows:

          Canada                                                      9,310,780           10,615,226           9,662,901
          United States of America                                   23,449,133           16,387,614          10,332,442
          International                                               2,301,990            4,400,114             499,997
                                                                 -----------------    ----------------    ----------------

                                                                     35,061,903           31,402,954          20,495,340
                                                                 =================    ================    ================

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2001 and January 31, 2000
(Amounts Expressed in United States Dollars)



18.   SEGMENTED INFORMATION (Continued)


                                                                       2001                2000                 1999
                                                                        $                   $                    $
     b)   The breakdown of identifiable assets by
          geographic area is as follows:

          Canada                                                      26,337,494          23,217,699          19,381,087
          United States                                                8,822,491           4,767,390                   -
                                                                  ----------------    ----------------    -----------------

                                                                      35,159,985          27,985,089          19,381,087
                                                                  ================    ================    =================


19.   FINANCIAL INSTRUMENTS

     a) The fair value of cash, accounts receivable and accounts payable approximately correspond to their book value given their short-term maturity. The carrying amount of long-term debt approximates fair value because interest rates are close to market value.

     b) The company has borrowed $1,401,027 in order to finance capital acquisitions (see note 11-b). Concurrently with these borrowings the company acquired an additional $1,601,174 of financing, for which it issued commercial paper of $1,601,174 with similar maturity and terms, as collateral. Since this commercial paper fully satisfies the required principal repayments of the additional financing, they have been offset and neither the asset nor the liability appears on the company's balance sheet.

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2001 and January 31, 2000
(Amounts Expressed in United States Dollars)



20.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                         First        Second       Third        Fourth
                           2001                         Quarter      Quarter      Quarter       Quarter        Total
                                                           $            $            $             $             $
     Net Sales                                        8,626,887    10,595,294     9,407,507    6,432,215      35,061,903
     Gross Profit                                     2,890,677     3,167,551     3,918,231    2,387,914      12,364,373
     Operating earnings                                 646,819       886,897       921,271      (26,239)      2,428,748
     Net earnings (loss)                                245,902       288,973       394,303      (71,752)        857,426
     Earnings (loss) per common share                      0.09          0.10          0.14        (0.02)           0.31
     Average number of common shares outstanding
                                                      2,795,000     2,795,000     2,795,000    2,795,000       2,795,000



                                                         First        Second       Third        Fourth
                           2000                         Quarter      Quarter      Quarter       Quarter        Total
                                                           $            $            $             $             $

     Net Sales                                        7,316,795     6,966,199     8,620,718    8,499,242      31,402,954
     Gross Profit                                     2,160,009     2,325,663     2,661,602    4,087,024      11,234,298
     Operating earnings                                 641,815       791,363       730,062      547,585       2,710,825
     Net earnings                                       368,548       485,335       380,089     (107,209)      1,126,763
     Earnings per common shares                            0.13          0.17          0.14        (0.04)           0.40
     Average number of common shares outstanding
                                                      2,795,000     2,795,000     2,795,000    2,795,000       2,795,000


21.  COMPARATIVE FIGURES

     Certain figures in the 2000 and 1999 financial statements have been reclassified to conform with the basis of presentation used in 2001.