Form 10QSB
period 2001-04-30
DECTRON INTERNATIONALE INC
filed 2001-06-14
CIK 1066042

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-QSB
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended April 30, 2001 or

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 12, 2001, 2,795,000 Common Shares outstanding

         Transitional Small Business Disclosure (check One):

 Yes    [ ]    No [X]

                           DECTRON INTERNATIONALE INC.

                                      INDEX

                                                                           PAGE

PART I - FINANCIAL INFORMATION

Item 1- Financial Statements

Interim Consolidated Balance Sheets - at April 30, 2001
and January 31, 2001....................................................... 2-3

Interim Consolidated Statements of Earnings - For the three months ended
April 30, 2001 and the three months ended April 30, 2000 .....................4

Interim Consolidated Statements of Cash Flows - For the three months ended
April 30, 2001 and three months ended April 30, 2000........................5-7

Interim Consolidated Statements of Stockholders' Equity.......................8

Notes to Interim Financial Statements......................................9-10

Item 2 - Management's Discussion and Analysis of Financial
         Conditions and Results of Operations.............................11-12

SIGNATURES.................................................................. 13

                           DECTRON INTERNATIONALE INC.
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              AS AT APRIL 30, 2001

                          DECTRON INTERNATIONALE INC.
                   INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              AS AT APRIL 30, 2001





                                TABLE OF CONTENTS


Interim Consolidated Balance Sheets                                      2 - 3

Interim Consolidated Statements of Earnings                                  4

Interim Consolidated Statements of Cash Flows                            5 - 7

Interim Consolidated Statements of Stockholders' Equity                      8

Notes to Consolidated Financial Statements                                9-10

DECTRON INTERNATIONALE INC.
Interim Consolidated Balance Sheets
As at April 30, 2001 and January 31, 2001
(Amounts Expressed in United States Dollars)


                                                   April 30,         January 31,
                                                     2001                2001
                                                  ----------         ----------
                                                      $                   $
ASSETS

  Cash                                               302,029            145,448
  Accounts receivable                             11,969,020          9,546,216
  Income taxes receivable                            340,964            352,323
  Inventory                                       10,724,822         10,699,326
  Prepaid expenses and sundry assets                 911,471            766,318
  Deferred income taxes                               59,438              9,465
                                                  ----------         ----------
                                                  24,307,744         21,519,096


  Loans receivable                                   381,859            388,261
  Property, plant and equipment                   10,615,374         11,074,016
  Intangibles                                        113,681            115,610
  Goodwill                                         1,493,510          1,584,997
  Deferred income taxes                              412,104            478,005
                                                  ----------         ----------
                                                  37,324,272         35,159,985
                                                  ==========         ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

DECTRON INTERNATIONALE INC.
Interim Consolidated Balance Sheets
As at April 30, 2001 and January 31, 2001
(Amounts Expressed in United States Dollars)


                                                      April 30      January 31,
                                                        2001           2001
                                                          $              $
                                                     ----------     ----------
LIABILITIES

   Bank loans                                         9,340,271      8,333,669
   Accounts payable and accrued expenses              8,191,984      7,172,312
   Current portion of long-term debt                  1,070,295      1,080,412
   Current portion of deferred revenue                  257,296        263,767
   Note payable                                            -            83,394
                                                     ----------     ----------
                                                     18,859,846     16,933,554

   Long-term debt                                     6,447,145      6,722,601
   Due to director                                         -            14,020
   Loan payable                                         244,449        198,723
   Deferred revenue                                   1,194,068        945,142
                                                     ----------     ----------
                                                     26,745,508     24,814,040
                                                     ----------     ----------

STOCKHOLDERS' EQUITY

   Capital stock                                      6,824,904      6,718,510
   Treasury Stock                                       (88,780)       (88,780)
   Accumulated other comprehensive income              (297,071)       (14,735)
   Retained earnings                                  4,139,711      3,730,950
                                                     ----------     ----------
                                                     10,578,764     10,345,945
                                                     ----------     ----------
Total liabilities and stockholders' equity           37,324,272     35,159,985
                                                     ==========     ==========

DECTRON INTERNATIONALE INC.
Interim Consolidated Statements of Earnings
For the Three Months Period Ended April 30, 2001 and April 30, 2000 (Amounts Expressed in United States Dollars)

                                                                                  Three               Three
                                                                                  Months              Months
                                                                                  Ended               Ended
                                                                                 April 30,          April 30,
                                                                                   2001                2000
                                                                                ------------------------------
                                                                                    $                   $
        Net sales                                                               9,639,831            8,626,887

        Cost of sales                                                           6,278,006            5,736,210
                                                                                ---------            ---------
        Gross profit                                                            3,361,825            2,890,677
                                                                                ---------            ---------

        Operating expenses

               Selling                                                          1,303,430            1,317,161
               General and administrative                                         791,640              586,036
               Depreciation and amortization                                      379,989              340,661
               Interest expense                                                   419,611              297,208
                                                                                ---------            ---------
                                                                                2,894,670            2,541,066
                                                                                ---------            ---------

        Income before income taxes                                                467,155              349,611

               Income taxes                                                        58,394              103,709
                                                                                ---------            ---------
        Net Income                                                                408,761              245,902
                                                                                =========            =========
        Net earnings per common share, basic and diluted                             0.15                 0.09
                                                                                =========            =========
        Weighted average number of common shares
        Outstanding                                                             2,795,000            2,795,000
                                                                                =========            =========







                 The accompanying notes are an integral part of
                    these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Interim Consolidated Statements of Cash Flows
For the Three Months Period Ending April 30, 2001 and April 30, 2000 (Amounts Expressed in United States Dollars)

                                                                          Three Months         Three Months
                                                                             Ended                 Ended
                                                                           April 30,             April 30,
                                                                              2001                 2000
                                                                          ---------------------------------
                                                                               $                     $
Cash flows from operating activities:
     Net income                                                              408,761               245,902

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

     Depreciation and amortization                                           379,989               340,661
     Increase in accounts receivable                                      (2,422,804)             (383,333)
     Decrease in taxes receivables                                            11,359                     -
     Increase in inventory                                                   (25,496)             (647,567)
     Increase in prepaid expenses and sundry assets                         (145,153)             (130,092)
     Increase in accounts payable and accrued expenses                     1,019,672               809,374
     Decrease in income taxes payable                                              -               (54,291)
     Increase in deferred revenue                                            242,455                25,978
     Increase (decrease) in deferred income taxes                             15,928                (2,534)
                                                                          ----------              --------
Net cash (used in) provided by operating activities                         (515,289)              204,098
                                                                          ----------              --------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

DECTRON INTERNATIONALE INC.
Interim Consolidated Statements of Cash Flows
For the Three Months Period Ending April 30, 2001 and April 30, 2000 (Amounts Expressed in United States Dollars)

                                                                                   Three              Three
                                                                                   Months             Months
                                                                                   Ended              Ended
                                                                                 April 30,          April 30,
                                                                                    2001               2000
                                                                                --------------------------------
                                                                                     $                   $
Cash flows from investing activities:

    Acquisition of property, plant and equipment                                         -           (3,056,792)
    Deposit on building                                                                  -            1,000,000
                                                                                ----------           ----------

Net cash used in investing activities                                                    -           (2,056,792)

Cash flows from financing activities:

    Repayments from share purchase plan                                            106,394                    -
    Repayments from directors                                                      (14,020)             (17,619)
    Repayments from loan receivable                                                  6,402               53,162
    Advance from  bank loans                                                     1,006,602              218,201
    Repayments of notes payables                                                   (83,394)                   -
    Advances from (repayments of) long-term debt                                  (113,504)           2,304,752
    Advances from (repayment of) loan payable                                       45,726              (16,945)
                                                                                ----------           ----------
Net cash provided by financing activities                                          954,206            2,541,551

Effect of foreign currency exchange rate changes                                  (282,336)            (550,220)
                                                                                ----------           ----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

DECTRON INTERNATIONALE INC.
Interim Consolidated Statements of Cash Flows
For the Three Months Period Ending April 30, 2001 and April 30, 2000 (Amounts Expressed in United States Dollars)

                                                                                  Three                Three
                                                                                  Months               Months
                                                                             Ended April 30,       Ended April 30,
                                                                                  2001                  2000
                                                                             -------------------------------------
                                                                                    $                     $
       NET INCREASE IN CASH AND
       CASH EQUIVALENTS                                                           156,581               138,637

            Cash and cash equivalents,  beginning of period                       145,448               220,562
                                                                                  -------               -------
       CASH AND CASH EQUIVALENTS, END OF PERIOD                                   302,029               359,199
                                                                                  =======               =======



       SUPPLEMENTAL DISCLOSURE OF CASH FLOW
            INFORMATION

            Interest paid                                                         290,270               241,902
                                                                                  =======               =======
            Income taxes paid                                                     208,449               164,512
                                                                                  =======               =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

DECTRON INTERNATIONALE INC.
Consolidated Statements of Stockholders' Equity
For the Three Months Period Ending April 30, 2001
(Amounts Expressed in United States Dollars)

                                                 Capital Stock               Cumulative           Other
                                          -----------------------------       Retained         Comprehensive    Treasury
                                            Number            Amount          Earnings            Income         Stock
                                          ----------        -----------      ----------        -------------    --------
                                                                 $               $                   $              $
Balance January 31, 1998                     91,267          1,934,695         617,580           (94,777)             -

Redemption of shares                        (91,267)        (1,934,695)              -                 -              -
Issuance of common shares                 2,795,000          8,421,450               -                 -              -
Cost of issuance                                  -         (1,553,921)              -                 -              -
Foreign currency translation                      -                  -               -            27,110              -
Net income for the year                           -                  -       1,129,181                                -
                                          ---------         ----------       ---------          --------        -------
Balance January 31, 1999                  2,795,000          6,867,529       1,746,761           (67,667)             -
                                          ---------         ----------       ---------          --------        -------
Purchase of 20,000 common shares                  -                  -                                          (88,780)
Share purchase plan receivable                    -           (499,946)
Deferred tax benefit                                           482,026
Foreign Currency translation                      -                  -                           356,788              -
Net income for the year                                              -       1,126,763                                -
                                          ---------         ----------       ---------          --------        -------
Balance, January 31, 2000                 2,795,000          6,849,609       2,873,524           289,121        (88,780)
                                          =========         ==========       =========          ========        =======

Share Purchase Plan Receivable                                (131,099)
Foreign Currency Transactions                                                                   (303,856)
Net income for the year                                                        857,426
                                          =========         ==========       =========          ========        =======
Balance, January 31, 2001                 2,795,000          6,718,510       3,730,950           (14,735)       (88,780)
                                          =========         ==========       =========          ========        =======

Share Purchase Plan Receivable                                 106,394
Foreign Currency Transactions                                                                   (282,336)
Net income for the period                                                      408,761
                                          =========         ==========       =========          ========        =======
Balance, April 30, 2001                   2,795,000          6,824,904       4,139,711          (297,071)       (88,780)
                                          =========         ==========       =========          ========        =======



              The accompanying notes are an integral part of these
                       consolidated financial statements.

DECTRON INTERNATIONALE INC.
Notes to Interim Consolidated Financial Statements
As at April 30, 2001 and January 31, 2001
(Amounts Expressed in United States Dollars)

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

DECTRON INTERNATIONALE INC.
Notes to Interim Consolidated Financial Statements
As at April 30, 2001 and January 31, 2001
(Amounts Expressed in United States Dollars)


2.    SEGMENTED INFORMATION

                                                                                          April 30,           April 30,
                                                                                            2001                 2000
                                                                                              $                   $
                                                                                          ----------          ----------
     a)   The breakdown of sales by  geographic  area is as
          follows:

          Canada                                                                           2,691,290           2,398,385
          United States of America                                                         6,188,264           5,308,311
          International                                                                      760,277             920,191
                                                                                          ----------          ----------
                                                                                           9,639,831           8,626,887
                                                                                          ==========          ==========

     b)   The   breakdown   of   identifiable   assets   by
          geographic area is as follows:
                                                                                          April 30,           April 30,
                                                                                            2001                 2000
                                                                                              $                   $

          Canada                                                                          28,247,860          23,483,221
          United States                                                                    9,076,412           7,467,000
                                                                                          ----------          ----------
                                                                                          37,324,272          30,950,221
                                                                                          ----------          ----------

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three-month period ended April 30, 2001 compared to three-month period ended April 30, 2000.

         Revenues for the three-month period ended April 30, 2001 were $9,639,831, a 11.8% increase over prior year revenues of $ 8,626,887.

         Gross profit increased by $471,148 to $3,361,825 over the same period. This represents an increase of 1.4%, expressed in relation to sales. Due to low manufacturing costs, gross profit increased by 16.3% compared to an increase in sales of 11.8%.

         Selling and marketing expenses decreased by $13,731 in the three-month period ended April 30, 2001. As a percentage of revenues, selling and marketing expenses decreased from 15.2% to 13.5%.

         General and administrative expenses increased by $205,604 from $586,036 to $791,640. As a percentage of revenues, general and administrative increased from 6.8% to 8.2%.

         Amortization expenses increased by $39,328 from $340,661 to $379,989. As a percentage of revenues, amortization expenses remained stable at 3.9%

         Financing expenses increased by $122,403 from $297,208 to $419,611. As a percentage of revenues, financing expenses increased from 3.4% to 4.3%

         Income before income taxes was $467,155 an increase of $117,544 compared to the three-month period ended April 30, 2000. Relative to sales, income before income taxes increased from 4.1% for the three-month period ended April 30, 2000 to 4.9% in the three month period ended April 30, 2001.

         Provisions for Income tax expenses as a percentage of taxable income decreased from 29.7% for the 3 month period ended April 30, 2000 to 12.5% for 2001. Tax expenses decreased by $45,315.

         As a result of the above factors, the Company`s net income increased from $245,902 to $408,761 an increase of 66.2%.

Liquidity and capital Resources

         The Company had a positive net change in cash of $156,581 for the three-month period ended April 30, 2001. The principal sources of cash were an increase of accounts payable in the amount of $1,019,672 and advances from bank loans in the amount of $1,006,602. The principal use of cash was an increase in accounts receivable in the amount of $2,422,804.

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

                                           DECTRON INTERNATIONALE INC.


June 14, 2001                              By: /s/ Mauro Parissi
                                               -----------------
                                           Mauro Parissi
                                           Chief Financial Officer and Secretary