Form 10QSB
period 2001-07-31
DECTRON INTERNATIONALE INC
filed 2001-09-14
CIK 1066042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001

                                       or

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

         The number of shares outstanding of the registrant's Common Stock, No Par Value, on September 14, 2001 was 2,795,000 shares.

         Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                           DECTRON INTERNATIONALE INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                  JULY 31, 2001
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


                         PART I - FINANCIAL INFORMATION

                                                                     Page Number
Item 1.  Financial Statements
          Interim Consolidated Balance Sheets as of July 31, 2001
          and January 31, 2001.............................................   1
          Interim Consolidated Statements of  Earnings
          for the three months and six months ended July 31, 2001 and 2000.   3
          Interim Consolidated Statements of Cash Flows
          for the six months ended July 31, 2001 and 2000..................   5
          Interim Consolidated Statements of Stockholders' Equity
          for the six months ended July 31, 2001 and 2000..................   8
          Notes to Interim Consolidated Financial Statements...............   9

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................  11

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...............  12
Item 6.  Exhibits and Reports on Form 8-K..................................  13

DECTRON INTERNATIONALE INC.
Interim Consolidated Balance Sheets
As at July 31, 2001 and January 31, 2001
(Amounts Expressed in United States Dollars)


                                                       July 31,      January 31,
                                                         2001           2001
                                                          $               $

ASSETS

     Cash                                                 78,178         145,448
     Accounts receivable                              11,263,931       9,546,216
     Income taxes receivable                             397,729         352,323
     Inventory                                        10,944,977      10,699,326
     Prepaid expenses and sundry assets                1,024,832         766,318
     Deferred income taxes                                59,438           9,465
                                                      ----------      ----------

                                                      23,769,085      21,519,096


     Loans receivable                                    503,812         388,261
     Property, plant and equipment                    10,533,534      11,074,016
     Intangibles                                         112,811         115,610
     Goodwill                                          1,446,044       1,584,997
      Deferred income taxes                              413,114         478,005

                                                      ----------      ----------

                                                      36,778,400      35,159,985

                                                      ==========      ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

DECTRON INTERNATIONALE INC.
Interim Consolidated Balance Sheets
As at July 31, 2001 and January 31, 2001
(Amounts Expressed in United States Dollars)

                                                       July 31,      January 31,
                                                         2001           2001
                                                          $               $
LIABILITIES

     Bank loans                                       10,091,080       8,333,669
     Accounts payable and accrued expenses             6,599,681       7,172,312
     Current portion of long-term debt                 1,071,790       1,080,412
     Current portion of deferred revenue                 258,338         263,767
      Note payable                                          --            83,394
                                                      ----------      ----------

                                                      18,020,889      16,933,554

     Long-term debt                                    6,115,848       6,722,601
     Due to director                                        --            14,020
     Loan payable                                        232,560         198,723
     Deferred revenue                                  1,398,972         945,142

                                                      ----------      ----------

                                                      25,768,269      24,814,040
                                                      ----------      ----------

STOCKHOLDERS' EQUITY

     Capital stock                                     6,824,904       6,718,510
      Treasury Stock                                     (88,780)        (88,780)
     Accumulated other comprehensive income             (254,920)        (14,735)
     Retained earnings                                 4,528,927       3,730,950
                                                      ----------      ----------

                                                      11,010,131      10,345,945
                                                      ----------      ----------

Total liabilities and stockholders' equity            36,778,400      35,159,985
                                                      ==========      ==========

DECTRON INTERNATIONALE INC.
Interim Consolidated Statements of Earnings
For the Six Month Period Ended July 31, 2001 and 2000
(Amounts Expressed in United States Dollars)


                                                         Six             Six
                                                        Months          Months
                                                        Ended           Ended
                                                       July 31,        July 31,
                                                         2001            2000
                                                          $                $


Net sales                                             18,333,139      19,222,181

Cost of sales                                         11,792,963      13,163,953
                                                      ----------      ----------

Gross profit                                           6,540,176       6,058,228
                                                      ----------      ----------

Operating expenses

       Selling                                         2,587,410       2,556,593
       General and administrative                      1,446,416       1,220,914
       Depreciation and amortization                     773,184         747,004
       Interest expense                                  821,097         745,607
                                                      ----------      ----------

                                                       5,628,107       5,270,118
                                                      ----------      ----------

Earnings before income taxes                             912,069         788,110

       Income taxes                                      114,092         253,235
                                                      ----------      ----------

Net Earnings                                             797,977         534,875
                                                      ==========      ==========

Net earnings per common share, basic and diluted            0.29            0.19
                                                      ==========      ==========

Weighted average number of common shares
Outstanding                                            2,795,000       2,795,000
                                                      ==========      ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

DECTRON INTERNATIONALE INC.
Interim Consolidated Statements of Earnings
For the Three Month Ended July 31, 2001 and  2000
(Amounts Expressed in United States Dollars)


                                                        Three           Three
                                                        Months          Months
                                                        Ended           Ended
                                                       July 31,        July 31,
                                                         2001           2000
                                                          $               $


Net sales                                              8,693,307      10,595,294

Cost of sales                                          5,514,957       7,427,743
                                                      ----------      ----------

Gross profit                                           3,178,350       3,167,551
                                                      ----------      ----------

Operating expenses

       Selling                                         1,283,980       1,239,434
       General and administrative                        654,776         634,878
       Depreciation and amortization                     393,195         406,342
       Interest expense                                  401,485         448,398
                                                      ----------      ----------

                                                       2,733,436       2,729,052
                                                      ----------      ----------

Earnings before income taxes                             444,914         438,499

       Income taxes                                       55,698         149,526
                                                      ----------      ----------

Net Earnings                                             389,216         288,973
                                                      ==========      ==========


Net earnings per common share, basic and diluted            0.14            0.10
                                                      ==========      ==========


Weighted average number of common shares
Outstanding                                            2,795,000       2,795,000
                                                      ==========      ==========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Interim Consolidated Statements of Cash Flows
For the Six Month Period Ending July 31, 2001 and  2000
(Amounts Expressed in United States Dollars)


                                                         Six             Six
                                                        Months          Months
                                                        Ended           Ended
                                                       July 31,        July 31,
                                                         2001           2000
                                                          $               $
Cash flows from operating activities:
     Net income                                          797,977         534,875

Adjustments to reconcile net income to net cash used in operating activities:

     Depreciation and amortization                       773,184         747,004
     Increase in accounts receivable                  (1,717,715)     (1,626,654)
     Increase in taxes receivables                       (45,406)           --
     Increase in inventory                              (245,651)     (1,074,397)
     Increase in prepaid expenses and sundry assets     (258,514)        (85,913)
     Increase (decrease) in accounts payable
     and accrued expenses                               (572,631)      1,191,355
     Decrease in income taxes payable                       --           (59,328)
     Increase in deferred revenue                        448,401          66,548
     Increase (decrease) in deferred income taxes         14,918         (96,037)
                                                      ----------      ----------

Net cash used in operating activities                   (805,437)       (402,547)
                                                      ----------      ----------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Interim Consolidated Statements of Cash Flows
For the Six  Month Period Ending July 31, 2001 and 2000
(Amounts Expressed in United States Dollars)


                                                         Six             Six
                                                        Months          Months
                                                        Ended           Ended
                                                       July 31,        July 31,
                                                         2001            2000
                                                          $                $
Cash flows from investing activities:

    Acquisition of property, plant and equipment         (90,950)     (4,214,440)
    Deposit on building                                     --         1,000,000
    Acquisition of goodwill                                 --           (92,711)
                                                      ----------      ----------

Net cash used in investing activities                    (90,950)     (3,307,151)

Cash flows from financing activities:

    Repayments from share purchase plan receivable       106,394            --
    Repayments from director                             (14,020)        (34,205)
    Repayments from (Advances to) loans receivable      (115,551)         74,880
    Advances from  bank loans                          1,757,411       2,553,388
    Repayments of note payable                           (83,394)           --
    Advances from (repayments of) long-term debt        (615,375)      1,771,153
    Advances from (repayments) of loan payable            33,837         (18,142)
                                                      ----------      ----------

Net cash provided by financing activities              1,069,302       4,347,074

Effect of foreign currency exchange rate changes        (240,185)       (574,297)
                                                      ----------      ----------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

DECTRON INTERNATIONALE INC.
Interim Consolidated Statements of Cash Flows
For the Six Month Period  Ending July 31, 2001 and 2000
(Amounts Expressed in United States Dollars)

                                                         Six             Six
                                                        Months          Months
                                                    Ended July 31,   Ended July 31,
                                                         2001            2000
                                                          $                $

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                         (67,270)         63,079

     Cash and cash equivalents, beginning of period      145,448         220,562
                                                      ----------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  78,178         283,641
                                                      ==========      ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION

     Interest paid                                       305,134         558,009
                                                      ==========      ==========

     Income taxes paid                                   324,107         406,192
                                                      ==========      ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

DECTRON INTERNATIONALE INC.
Consolidated Statements of Stockholders' Equity
As at July 31, 2001 and January 31, 2001
 (Amounts Expressed in United States Dollars)


                                             Capital Stock
                                    ------------------------------
                                                                          Cumulative         Other
                                                                           Retained      Comprehensive      Treasury
                                        Number           Amount            Earnings          Income           Stock
                                    -------------    -------------      -------------    ------------------------------
                                                           $                 $                  $                $
Balance January 31, 1998                   91,267        1,934,695            617,580          (94,777)            --

Redemption of shares                      (91,267)      (1,934,695)              --               --               --
Issuance of common shares               2,795,000        8,421,450               --               --               --
Cost of issuance                             --         (1,553,921)              --               --               --
Foreign currency translation                 --               --                 --             27,110             --
Net earnings for the year                    --               --            1,129,181                              --
                                    -------------    -------------      -------------    ------------------------------

Balance January 31, 1999                2,795,000        6,867,529          1,746,761          (67,667)            --
                                    -------------    -------------      -------------    ------------------------------

Purchase of 20,000 common                    --               --                                                (88,780)
shares
Share purchase plan receivable                            (499,946)                                 --
Deferred tax benefit                                       482,026
Foreign Currency translation                 --               --                               356,788             --
Net earnings for the year                                     --            1,126,763                              --
                                    -------------    -------------      -------------    ------------------------------
Balance, January 31, 2000               2,795,000        6,849,609          2,873,524          289,121          (88,780)
                                    =============    =============      =============    ==============================

Share Purchase Plan Receivable                            (131,099)
Foreign Currency Transactions                                                                 (303,856)
Net earnings for the year                                                     857,426

                                    =============    =============      =============    ==============================
Balance, January 31, 2001               2,795,000        6,718,510          3,730,950          (14,735)         (88,780)
                                    =============    =============      =============    ==============================

Share Purchase Plan Receivable                             106,394
Foreign Currency Transactions                                                                 (240,185)
Net earnings for the period                                                   797,977

                                    =============    =============      =============    ==============================
Balance, July 31, 2001                  2,795,000        6,824,904          4,528,927         (254,920)         (88,780)
                                    =============    =============      =============    ==============================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

DECTRON INTERNATIONALE INC.
Notes to Interim Consolidated Financial Statements
As at July 31, 2001 and January 31, 2001
(Amounts Expressed in United States Dollars)

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

DECTRON INTERNATIONALE INC.
Notes to Interim Consolidated Financial Statements
As at July 31, 2001 and January 31, 2001
(Amounts Expressed in United States Dollars)


2.    SEGMENTED INFORMATION

                                                       July 31,        July 31,
                                                         2001           2000
                                                          $               $
                                                      ----------      ----------

     a) The breakdown of sales by geographic
        area is as follows:

        Canada                                         5,109,629       6,895,035
        United States of America                      12,062,999      10,849,088
        International                                  1,160,511       1,478,058
                                                      ----------      ----------

                                                      18,333,139      19,222,181
                                                      ==========      ==========

     b) The breakdown of identifiable assets
        by geographic area is as follows:
                                                       July 31,        July 31,
                                                         2001           2000
                                                          $               $
                                                      ----------      ----------

        Canada                                        28,060,831      25,330,302
        United States                                  8,717,569       8,032,916
                                                      ----------      ----------

                                                      36,778,400      33,363,218
                                                      ==========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and the other historical financial information of Dectron Internationale Inc. contained elsewhere in this Form 10-QSB. The statements contained in this Form 10-QSB that are not historical and are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, including statements regarding Dectron Internationale Inc. expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include Dectron Internationale Inc.'s statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Form 10-QSB are based on information available to Dectron Internationale Inc. on the date hereof, and Dectron Internationale Inc. assumes no obligation to update any such forward-looking statement. It is important to note that Dectron Internationale Inc's actual results could differ materially from those in such forward-looking statements. All dollar amounts stated throughout this Form-10QSB are in US dollars unless otherwise indicated.

Results of Operations

Six month period ended July 31, 2001 compared to Six month period ended July 31, 2000.

         Revenues for the six-month period ended July 31, 2000 were $18,333,139, a 4.63% decrease over prior year of $19,222,181. While sales in the United States increased during the period, sales were lower than previous year in the Company's secondary market, Canada.

         Gross profit increased by $481,948 to $6,540,176 over the same period in 2000. This represents an increase of 4.15%, expressed in relation to sales. Gross profit increased by 7.96% compared to a decrease in sales of 4.63% for the six month period ended July 31,2001.

         Selling and marketing expenses increased $30,817 for the six-month period ended July 31, 2001 from $2,556,593 to $2,587,410. As a percentage of revenues, selling and marketing expenses increased from 13.30% to 14.11% during the six months ended July 31, 2001.

         General and administrative expenses increased by $225,502 from $1,220,914 to $1,446,416. As a percentage of revenues, general and administrative increased from 6.35% to 7.89%.

         Amortization expenses increased by $26,180 from $747,004 to $773,184 As a percentage of revenues, amortization expenses increased from 3.89% to 4.22%

         Financing expenses increased by $75,490 from $745,607 to $821,097. As a percentage of revenues, financing expenses increased from 3.88% to 4.48%.

         Earnings before income taxes was $912,069, an increase of $123,959 compared to the six month period ended July 31, 2000. Relative to sales, earnings before income taxes increased from 4.1% for the six month period ended July 31, 2000 to 4.97% in the six month period ended July 31, 2001.

         Provisions for Income tax expenses as a percentage of taxable earnings decreased from 32.13% for the six month period ended July 31, 2001 to 12.51% for 2001. Tax expenses decreased by $139,143 because of the decrease in taxable income.

         As a result of the above factors, the Company's net earnings increased from $534,875 to $797,977 an increase of 49.19%.

Three month period ended July 31, 2001 compared to Three month period ended July 31, 2000.

         Revenues for the three month period ended July 31, 2000 were $8,693,307, a 17.95% decrease over prior year revenues of $10,595,294. While sales in the United States increased during the period, sales were lower than previous year in the Company's secondary market, Canada.

         Gross profit increased by $10,799 to $3,178,350 over the same period. This represents an increase of 6.66%, expressed in relation to sales. Gross profit increased by 0.34% compared to a decrease in sales of 17.95%.

         Selling and marketing expenses increased $44,546 in the three month period ended July 31, 2001. As a percentage of revenues, selling and marketing expenses increased from 11.70% to 14.77%.

         General and administrative expenses increased by $19,898 to $654,776. As a percentage of revenues, general and administrative increased from 5.99% to 7.53%.

         Amortization expenses decreased by $13,147 from $406,342 to $393,195. As a percentage of revenues, amortization expenses increased from 3.84% to 4.52%.

         Financing expenses decreased by $46,913 from $448,398 to $401,485. As a percentage of revenues, financing expenses increased from 4.23% to 4.62%.

         Earnings before income taxes were $444,914 an increase of $6,415 compared to the three month period ended July 31, 2000. Relative to sales, income before income taxes increased from 4.14% for the three month period ended July 31, 2000 to 5.12% in the three month period ended July 31, 2001.

         Provisions for Income tax as a percentage of taxable income decreased from 34.1% for the three month ended July 31, 2000 to 12.52% for 2001. Tax expenses decreased by $ 93,828 because of the decrease in taxable income.

         As a result of the above factors, the Company's net earnings increased from $288,973 to $389,216, an increase of 34.69%.

Liquidity and Capital Resources

         The Company had a negative net change in cash of $67,270 for the six month period ended July 31, 2001. The principal sources of cash were from advances of bank loans in the amount of $1,757,411, an increase in deferred revenue of $448,401 and depreciation and amortization of $773,184. Principal uses of cash were an increase in accounts receivable in the amount of $1,717,715, repayments of long-term debt of $615,375 and a decrease in accounts payable of $572,631.

         The Company had a positive net change in cash of $63,079 for the six month period ended July 31, 2000. The principal sources of cash were an increase in accounts payable in the amount of $1,191,355, advances of bank loans in the amount of $2,553,388, advances from long- term debt of $1,771,153 and depreciation and amortization of $747,004. Principal uses of cash were an increase in accounts receivable in the amount of $1,626,654, acquisition of assets in the amount of $4,214,440 and an increase in inventory in the amount of $1,074,397.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On August 9, 2001, the Company held its 2000 Annual Meeting of Shareholders. At the annual meeting, the Company's shareholders were asked to vote upon: (i) the election of eight directors to serve for the ensuing year;
(ii) the approval of the Company's 2001 Stock Option Plan; and (iii) the appointment of an independent accounting firm for the ensuing year.

          The following persons were elected as directors of the company for the ensuing year by the votes next to such persons name:

                         For                  Against            Withheld

Ness Lakdawala        1,860,395                  0                   0
Reinhold Kittler      1,860,395                  0                   0
Roshan Katrak         1,860,395                  0                   0
Mauro Parissi         1,860,395                  0                   0
Leena Lakdawala       1,860,395                  0                   0
Richard Ness          1,860,395                  0                   0
Liam Cheung           1,860,395                  0                   0
Gilles Richard        1,860,395                  0                   0

         Ness Lakdawala, Reinhold Kittler, Roshan Katrak, Mauro Parissi, Leena Lakdawala, Richard Ness, Liam Cheung and Gilles Richard were duly elected as Directors of the Corporation to serve until the Annual Meeting of Shareholders in the year 2002 or until their respective successors have been duly elected and qualified.

         The Company's 2001 Stock Option Plan, which provides for the issuance of options to purchase up to 500,000 shares of the Company's Common Stock, was approved by the following vote:

          For                       Against                    Abstain

       1,860,195                       0                         200


         Schwartz, Levitsky, Feldman, llp was approved to act as the Company's independent chartered accountants for the ensuing year by the following vote:

          For                       Against                    Abstain

       1,860,395                       0                          0



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (b)     Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the three-month period ended July 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DECTRON INTERNATIONALE INC.


Dated: September 14, 2001                   By: /s/ Mauro Parissi
                                               ---------------------------------
                                                          Mauro Parissi
                                                    Chief Financial Officer