Form 10QSB
period 2001-10-31
DECTRON INTERNATIONALE INC
filed 2001-12-14
CIK 1066042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2001

                                       or

             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

         For the transition period from ____________ to ________________

                        Commission file number 001-14503

                           DECTRON INTERNATIONALE INC.
        (Exact name of Small Business Issuer as Specified in Its Charter)


Quebec, Canada                                                     N\A
-------------------------------------                       --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

4300 Poirier Blvd.
Montreal, Quebec                                                 H4R 2C5
-------------------------------------                       --------------------
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

         The number of shares outstanding of the registrant's Common Stock, No Par Value, on December 13, 2001 was 2,795,000 shares.

         Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

                           DECTRON INTERNATIONALE INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                OCTOBER 31, 2001
                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

                                                                                                   Page Number
Item 1.  Financial Statements
         Interim Consolidated Balance Sheets as of October 31, 2001 and January 31, 2001...............  3
         Interim Consolidated Statements of Earnings
           for the nine months ended October 31, 2001 and 2000.........................................  5
         Interim Consolidated Statements of Earnings
           for the three months ended October 31, 2001 and 2000........................................  6
         Interim Consolidated Statements of Cash Flows
           for the nine months ended October 31, 2001 and 2000.........................................  7
         Interim Consolidated Statements of Stockholders' Equity
           for the nine months ended October 31, 2001 and 2000......................................... 10
         Notes to Interim Consolidated Financial Statements............................................ 11

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations....................................................................... 13

DECTRON INTERNATIONALE INC.
Interim Consolidated Balance Sheets
As at October 31, 2001 and January 31, 2001
(Amounts Expressed in United States Dollars)


                                                                                       October 31,         January 31,
                                                                                          2001                2001
                                                                                           $                   $

ASSETS

     Cash                                                                                   164,884             145,448
     Accounts receivable                                                                 12,593,240           9,546,216
     Income taxes receivable                                                                159,073             352,323
     Inventory                                                                           10,907,601          10,699,326
     Prepaid expenses and sundry assets                                                     751,216             766,318
     Deferred income taxes                                                                   18,870               9,465
                                                                                    ---------------     ---------------

                                                                                         24,594,884          21,519,096


     Loans receivable                                                                       502,236             388,261
     Property, plant and equipment                                                        9,944,851          11,074,016
     Intangibles                                                                            154,325             115,610
     Goodwill                                                                             1,341,428           1,584,997
     Deferred income taxes                                                                  639,761             478,005
                                                                                    ---------------     ---------------

                                                                                         37,177,485          35,159,985
                                                                                    ===============     ===============

DECTRON INTERNATIONALE INC.
Interim Consolidated Balance Sheets
As at October 31, 2001 and January 31, 2001
(Amounts Expressed in United States Dollars)


                                                                                       October 31,         January 31,
                                                                                          2001                2001
                                                                                           $                   $

LIABILITIES

     Bank loans                                                                           9,654,194           8,333,669
     Accounts payable and accrued expenses                                                7,219,920           7,172,312
     Current portion of long-term debt                                                    1,058,195           1,080,412
     Current portion of deferred revenue                                                    248,858             263,767
     Note payable                                                                              --                83,394
                                                                                    ---------------     ---------------

                                                                                         18,181,167          16,933,554

     Long-term debt                                                                       5,767,924           6,722,601
     Due to director                                                                           --                14,020
     Loan payable                                                                           235,421             198,723
     Deferred revenue                                                                     1,869,609             945,142
                                                                                    ---------------     ---------------

                                                                                         26,054,121          24,814,040
                                                                                    ---------------     ---------------

STOCKHOLDERS' EQUITY

     Capital stock                                                                        6,824,904           6,718,510
     Treasury Stock                                                                         (88,780)            (88,780)
     Accumulated other comprehensive income                                                (669,810)            (14,735)
     Retained earnings                                                                    5,057,050           3,730,950
                                                                                    ---------------     ---------------

                                                                                         11,123,364          10,345,945
                                                                                    ---------------     ---------------

Total liabilities and stockholders' equity                                               37,177,485          35,159,985
                                                                                    ===============     ===============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

DECTRON INTERNATIONALE INC.
Interim Consolidated Statements of Earnings
For the Nine Month Period Ended October 31, 2001 and 2000
(Amounts Expressed in United States Dollars)


                                                                                          Nine               Nine
                                                                                         Months             Months
                                                                                         Ended              Ended
                                                                                       October 31,        October 31,
                                                                                          2001               2000
                                                                                           $                  $


Net sales                                                                                28,299,060          28,629,688

Cost of sales                                                                            18,159,308          18,653,229
                                                                                    ---------------     ---------------

Gross profit                                                                             10,139,752           9,976,459
                                                                                    ---------------     ---------------

Operating expenses

       Selling                                                                            3,886,551           3,981,609
       General and administrative                                                         2,418,703           2,381,564
       Depreciation and amortization                                                      1,148,136           1,158,298
       Interest expense                                                                   1,170,819           1,154,620
                                                                                    ---------------     ---------------

                                                                                          8,624,209           8,676,091
                                                                                    ---------------     ---------------

Earnings before income taxes                                                              1,515,543           1,300,368

       Income taxes                                                                         189,443             371,190
                                                                                    ---------------     ---------------

Net Earnings                                                                              1,326,100             929,178
                                                                                    ===============     ===============

Net earnings per common share, basic and diluted                                               0.47                0.33
                                                                                    ===============     ===============

Weighted average number of common shares
Outstanding                                                                               2,795,000           2,795,000
                                                                                    ===============     ===============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

DECTRON INTERNATIONALE INC.
Interim Consolidated Statements of Earnings
For the Three Month Period Ended October 31, 2001 and  2000
(Amounts Expressed in United States Dollars)


                                                                                         Three              Three
                                                                                         Months             Months
                                                                                         Ended              Ended
                                                                                       October 31,        October 31,
                                                                                          2001               2000
                                                                                           $                  $


Net sales                                                                                 9,965,921           9,407,507

Cost of sales                                                                             6,366,345           5,489,276
                                                                                    ---------------     ---------------

Gross profit                                                                              3,599,576           3,918,231
                                                                                    ---------------     ---------------

Operating expenses

       Selling                                                                            1,299,141           1,425,016
       General and administrative                                                           972,287           1,160,650
       Depreciation and amortization                                                        374,952             411,294
       Interest expense                                                                     349,722             409,013
                                                                                    ---------------     ---------------

                                                                                          2,996,102           3,405,973
                                                                                    ---------------     ---------------

Earnings before income taxes                                                                603,474             512,258

       Income taxes                                                                          75,351             117,955
                                                                                    ---------------     ---------------

Net Earnings                                                                                528,123             394,303
                                                                                    ===============     ===============


Net earnings per common share, basic and diluted                                               0.19                0.14
                                                                                    ===============     ===============


Weighted average number of common shares
Outstanding                                                                               2,795,000           2,795,000
                                                                                    ===============     ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

DECTRON INTERNATIONALE INC.
Interim Consolidated Statements of Cash Flows
For the Nine Month Period Ending October 31, 2001 and  2000
(Amounts Expressed in United States Dollars)

                                                                                          Nine               Nine
                                                                                         Months             Months
                                                                                         Ended              Ended
                                                                                       October 31,        October 31,
                                                                                          2001               2000
                                                                                           $                  $


Cash flows from operating activities:
     Net earnings                                                                         1,326,100             929,178

Adjustments to reconcile net income to net cash used in operating activities:

     Depreciation and amortization                                                        1,148,136           1,158,298
     Increase in accounts receivable                                                     (3,047,024)         (1,287,721)
     Decrease (increase) in taxes receivables                                               193,250             (42,589)
     Increase in inventory                                                                 (208,275)         (1,520,874)
     Decrease in prepaid expenses and sundry assets                                          15,102             104,478
     Increase in accounts payable and accrued expenses                                       47,608           1,033,346
     Decrease in income taxes payable                                                          --               (64,013)
     Increase in deferred revenue                                                           909,558             358,402
     Increase (decrease) in deferred income taxes                                           171,161            (345,325)
                                                                                    ---------------     ---------------

Net cash provided by operating activities                                                   555,616             323,180
                                                                                    ---------------     ---------------

DECTRON INTERNATIONALE INC.
Interim Consolidated Statements of Cash Flows
For the Nine Month Period Ending October 31, 2001 and 2000
(Amounts Expressed in United States Dollars)


                                                                                          Nine               Nine
                                                                                         Months             Months
                                                                                         Ended              Ended
                                                                                       October 31,        October 31,
                                                                                          2001               2000
                                                                                           $                  $


      Cash flows from investing activities:

          Acquisition of property, plant and equipment                                     (111,987)         (4,525,198)
          Deposit on building                                                                  --             1,000,000
          Acquisition of patents and trademarks                                             (44,152)            (52,209)
          Acquisition of goodwill                                                              --               (89,721)
                                                                                    ---------------     ---------------

      Net cash used in investing activities                                                (156,139)         (3,667,128)

      Cash flows from financing activities:

          Repayments from share purchase plan receivable                                    106,394                --
          Advances to loans receivable                                                     (113,975)           (105,376)
          Advances from  bank loans                                                       1,320,525           1,393,681
          Repayments of notes payable                                                       (83,394)               --
          Advances from (repayments of) long-term debt                                     (976,894)          2,830,531
          Repayments of due to directors                                                    (14,020)            (37,304)
          Advances from (repayments of) loan payable                                         36,398             (26,367)
                                                                                    ---------------     ---------------

      Net cash provided by financing activities                                             275,034           4,055,165

      Effect of foreign currency exchange rate changes                                     (655,075)           (631,171)
                                                                                    ---------------     ---------------

DECTRON INTERNATIONALE INC.
Interim Consolidated Statements of Cash Flows
For the Nine Month Period  Ending October 31, 2001 and 2000
(Amounts Expressed in United States Dollars)


                                                                                          Nine               Nine
                                                                                         Months             Months
                                                                                         Ended              Ended
                                                                                       October 31,        October 31,
                                                                                          2001               2000
                                                                                           $                  $


NET INCREASE  IN CASH AND
CASH EQUIVALENTS                                                                             19,436              80,046

     Cash and cash equivalents,  beginning of period                                        145,448             220,562
                                                                                    ---------------     ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    164,884             300,608
                                                                                    ===============     ===============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION

     Interest paid                                                                          901,751             889,614
                                                                                    ===============     ===============

     Income taxes paid                                                                      413,829             652,393
                                                                                    ===============     ===============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

DECTRON INTERNATIONALE INC.
Consolidated Statements of Stockholders' Equity
As at October 31, 2001 and January 31, 2001
 (Amounts Expressed in United States Dollars)


                                                    Capital Stock
                                            ---------------------------
                                                                           Cumulative       Other
                                                                            Retained     Comprehensive    Treasury
                                               Number         Amount        Earnings        Income         Stock
                                            ------------   ------------   ------------   ------------   ------------
                                                                 $              $              $             $
Balance January 31, 1998                          91,267      1,934,695        617,580        (94,777)          --

Redemption of shares                             (91,267)    (1,934,695)          --             --             --
Issuance of common shares                      2,795,000      8,421,450           --             --             --
Cost of issuance                                    --       (1,553,921)          --             --             --
Foreign Currency translation                        --             --             --           27,110           --
Net earnings for the year                           --             --        1,129,181                          --
                                            ------------   ------------   ------------   ------------   ------------

Balance January 31, 1999                       2,795,000      6,867,529      1,746,761        (67,667)          --
                                            ------------   ------------   ------------   ------------   ------------

Purchase of 20,000 common shares                    --             --                                        (88,780)
Share purchase plan receivable                      --         (499,946)
Deferred tax benefit                                            482,026
Foreign Currency translation                        --             --                         356,788           --
Net earnings for the year                                          --        1,126,763                          --
                                            ------------   ------------   ------------   ------------   ------------
Balance, January 31, 2000                      2,795,000      6,849,609      2,873,524        289,121        (88,780)
                                            ============   ============   ============   ============   ============

Share Purchase Plan Receivable                                 (131,099)
Foreign Currency translation                                                                 (303,856)
Net earnings for the year                                                      857,426

                                            ============   ============   ============   ============   ============
Balance, January 31, 2001                      2,795,000      6,718,510      3,730,950        (14,735)       (88,780)
                                            ============   ============   ============   ============   ============

Share Purchase Plan Receivable                                  106,394
Foreign Currency translation                                                                 (655,075)
Net earnings for the period                                                  1,326,100

                                            ============   ============   ============   ============   ============
Balance, October 31, 2001                      2,795,000      6,824,904      5,057,050       (669,810)       (88,780)
                                            ============   ============   ============   ============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

DECTRON INTERNATIONALE INC.
Notes to Interim Consolidated Financial Statements
As at October 31, 2001, January 31, 2001 and October 31, 2000
(Amounts Expressed in United States Dollars)

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

DECTRON INTERNATIONALE INC.
Notes to Interim Consolidated Financial Statements
As at October 31, 2001,  January 31, 2001 and October 31,  2000
(Amounts Expressed in United States Dollars)


2.    SEGMENTED INFORMATION

                                                                                       October 31,         October 31,
                                                                                          2001                2000
                                                                                           $                   $

     a) The breakdown of sales by geographic area is as follows:

          Canada                                                                          6,785,368           8,546,297
          United States of America                                                       19,899,044          17,995,219
          International                                                                   1,614,648           2,088,172
                                                                                    ---------------     ---------------

                                                                                         28,299,060          28,629,688
                                                                                    ===============     ===============

     b)   The breakdown of identifiable assets by
          geographic area is as follows:
                                                                                       October 31,         October 31,
                                                                                          2001                2000
                                                                                           $                   $

          Canada                                                                         28,232,834          25,270,904
          United States                                                                   8,944,651           8,424,120
                                                                                    ---------------     ---------------

                                                                                         37,177,485          33,695,024
                                                                                    ===============     ===============

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

Results of Operations

Nine month period ended October 31, 2001 compared to Nine month period ended October 31, 2000.

         Revenues for the nine month period ended October 31, 2001 were $28,299,060 a 1.15% decrease over the nine month period ended October 31, 2000 of $28,629,688.

         Gross profit increased for the nine month period ended October 31, 2001 by $163,293 to $10,139,752 over the same period in 2000. This represents an increase of 0.98%, expressed in relation to sales.

         Selling expenses decreased by $95,058 for the nine month period ended October 31, 2001 from $3,981,609 to $3,886,551. As a percentage of revenues, selling expenses decreased from 13.91% to 13.73% during the nine months ended October 31, 2001.

         General and administrative expenses increased by $37,139 from $2,381,564 to $2,418,703. As a percentage of revenues, general and administrative increased from 8.32% to 8.55%.

         Depreciation and amortization expenses decreased by $10,162 from $1,158,298 to $1,148,136. As a percentage of revenues, depreciation and amortization expenses increased from 4.05% to 4.06%

         Financing expenses increased by $16,199 from $1,154,620 to $1,170,819. As a percentage of revenues, financing expenses increased from 4.03% to 4.14%.

         Earnings before income taxes were of $1,515,543, an increase of $215,175 compared to the nine month period ended October 31, 2000. Relative to sales, earnings before income taxes increased from 4.54% for the nine month period ended October 31, 2000 to 5.36% in the nine month period ended October 31, 2001.

         Provision for Income taxes as a percentage of taxable earnings decreased from 28.54% for the nine month ended October 31, 2000 to 12.5% for 2001. Tax expenses decreased by $181,747 because of the decrease in taxable income.

         As a result of the above factors, the Company's net earnings increased from $929,178 to $1,326,100 an increase of $396,922 or 42.72%.


Three month period ended October 31, 2001 compared to Three month period ended October 31, 2000.

         Revenues for the three month period ended October 31, 2001 were $9,965,921 a 5.94% increase over revenue for the three month period ended October 31, 2000 of $9,407,707.

         Gross profit decreased by $318,655 to $3,599,576 over the same period. Gross profit decreased by 8.13% compared to an increase in sales of 5.94%.

         Selling expenses decreased by $125,875 in the three month period ended October 31, 2001. As a percentage of revenues, selling expenses decreased from 15.15% to 13.04%

         General and administrative expenses decreased by $188,363 to $972,287. As a percentage of revenues, general and administrative decreased from 12.34% to 9.76%.

         Depreciation and amortization expenses decreased by $36,343 from $411,294 to $374,952. As a percentage of revenues, depreciation and amortization expenses decrease from 4.37% to 3.76%.

         Financing expenses decreased by $59,291 from $409,013 to $349,722. As a percentage of revenues, financing expenses decreased from 4.35% to 3.51%.

         Earnings before income taxes were of $603,474, an increase of $91,216 compared to the three month period ended October 31, 2000. Relative to sales, income before income taxes increased from 5.45% for the three month period ended October 31, 2000 to 6.06% in the three month period ended October 31, 2001.

         Provision for Income taxes as a percentage of taxable earnings decreased from 23.03% for the three month period ended October 31, 2000 to 12.49% for the three month period ended October 31, 2001. Tax expenses decreased by $42,604 because of a decrease in taxable income.

         As a result of the above factors, the Company's net earnings increased from $394,303 to $528,123, an increase of 33.94% .


Liquidity and Capital Resources

         The Company had a positive net change in cash of $19,436 for the nine month period ended October 31, 2001. The principal sources of cash were net earnings in the amount of $1,326,100, advances of bank loans in the amount of $1,320,525 and depreciation and amortization of $1,148,136. Principal uses of cash were an increase in accounts receivable in the amount of $3,047,024 and re-payments of long-term debt in the amount of $976,894.

         The Company had a positive net change in cash of $ 80,046 for the nine month period ended October 31, 2000. The principal sources of cash were net earnings in the amount of $929,178, an increase in accounts payables in the amount of $1,033,346, advances of bank loans in the amount of $1,393,681, advances from long-term debt of $2,830,531 and depreciation and amortization of $1,158,298. Principal uses of cash were an increase in accounts receivable in the amount of $1,287,721, acquisition of assets in the amount of $4,525,198 and an increase in inventory in the amount of $1,520,874.

          As at October 31, 2001, the Company had an aggregated line of credit of $14,500,000 CDN, and $ 1,250,000 US of which $9,654,194 U.S. was outstanding, bearing interest at Cdn prime plus .25% or .US prime plus 0.75% with the National Bank of Canada.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DECTRON INTERNATIONALE INC.


Dated: December 13, 2001          By: /s/ Mauro Parissi
                                      --------------------------------
                                          Mauro Parissi
                                          Chief Financial Officer