Form 10KSB
period 2002-01-31
DECTRON INTERNATIONALE INC
filed 2002-05-01
CIK 1066042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   -----------

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the year ended January 31, 2002

                        Commission File Number 001-14503

                           DECTRON INTERNATIONALE INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

         Quebec, Canada                                   N/A
         --------------                                   ---
(State of Incorporation or other           (I.R.S. Employer Identification No.)
 Jurisdiction of Incorporation or
 Organization)

4300 Poirier Blvd., Montreal, Quebec, Canada                         H4R 2C5
--------------------------------------------                        ---------
(Address of principal executive offices)                            (Zip Code)

                                 (514) 334-9609
                                 --------------
              (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(g) of the
                                 Exchange Act:

                           Common Stock, No Par Value
                    Redeemable Common Stock Purchase Warrants
                    -----------------------------------------


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
Yes  X       No
    ---          ---

      The issuer's revenues for the most recent fiscal year were $33,285,958

      The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price on April 26, 2002 of $5.90 was approximately $5,610,351.

      As of April 26, 2002, there were 2,795,000 shares of Common Stock, no par value per share, outstanding.

      Documents incorporated by reference: None.

                           DECTRON INTERNATIONALE INC.
                        2001 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                                       PART I

Item 1.           Business........................................................................................4
Item 2.           Properties......................................................................................9
Item 3.           Legal Proceedings...............................................................................9
Item 4.           Submission of Matters to Vote of Security Holders..............................................10

                                                       PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matter ..........................11
Item 6.           Management's Discussion and Analysis of Financial Condition and Results of
                   Operations....................................................................................12
Item 7.           Financial Statements...........................................................................16
Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial
                   Disclosures...................................................................................16

                                                       PART III

Item 9.           Directors and Executive Officers of the Registrant.............................................17
Item 10.          Executive Compensation.........................................................................20
Item 11.          Security Ownership of Certain Beneficial Owners and Management.................................24
Item 12.          Certain Relationships and Related Transactions.................................................25
Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K................................27

Signatures.......................................................................................................28


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

         The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of United States dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per US$1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. On April 26, 2002, the exchange rate was Cdn$
0.6397 per US$ 1.00.




Year Ended December 31,                    1997        1998        1999        2000        2001
-----------------------                    ----        ----        ----        ----        ----


Rate at end of period                    $0.6991     $0.6532     $0.6929     $0.6669      $0.6267

Average rate during period                0.7223      0.6745      0.6730      0.6733       0.6444

High                                      0.7467      0.7061      0.6929      0.6984       0.6697

Low                                       0.6945      0.6376      0.6582      0.6410       0.6241

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

Circul-aire

         In 1998, Dectron acquired the Circul-aire Group, consisting of Cascade Technologies Inc. 9048-3140 Quebec, Inc. and its subsidiaries, and P.M. Wright Ltd. (collectively referred to as "Circul-aire"). Circul-aire is considered one of the pioneers of the air treatment industry and is a worldwide recognized leader in the advanced technologies of gas-phase filtration and energy recovery. Circul-aire's reputation has been built on years of research and development and growing numbers of worldwide satisfied customers. Circul-aire's in house laboratory and team of experienced engineers offer a systematic integrated approach in solving ever changing and difficult environmental control problems. Unique systems are designed and manufactured in Circul-aire's facilities to suit specific applications. Equipment efficiency and filter media life is optimized with Circul-aire's preventive maintenance program.

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

 Klaasco

         In 1989, Dectron acquired Klaasco, which has been an in-house manufacturer of a wide range of metal products for more than 20 years. Most of Klaasco's product demand has been special enclosures, electrical control panels, control room consoles, shelters and busbars. Although most of Klaasco's products are manufactured for Dectron Inc., it does manufacture some metal products for sales to unaffiliated companies. We believe that the acquisition of Klaasco was an important strategic decision and it has given us the quality assurance, product control and a significantly greater ability to meet aggressive delivery deadlines. As of February 1st, 2002, the operations of Klaasco were merged into Dectron Inc.

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

         As a result, a market has been created by these new fresh air requirements. HVAC experts agree that the biggest challenge and key to avoid "Sick Building Syndrome" is to introduce fresh air and to remove humidity from the air. Moisture and humidity has been identified as one of the main causes of health hazards such as Legionnaire's Disease.

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

         Dectron Inc. markets its products on several levels. Dectron Inc. markets its products directly through trade magazines and industry associations, as well as by attending and demonstrating its products at numerous trade shows throughout North America. Regionally, Dectron Inc. markets its products through non-employee sales representatives who enjoy exclusive rights to their respective sales regions. At present, Dectron Inc. has approximately 120 regional representatives throughout North America, and expects to add more in 2002. Internationally, Dectron Inc. has sales coverage in England, Portugal, Israel, Kuwait and Taiwan. We believe that while the international markets provide tremendous growth opportunities for us, it is important to first develop a strong support network.

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

         Klaasco does not currently market a significant amount of its products to outside purchasers. The majority of Klaasco's revenues were derived from sales to Dectron Inc.

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

Employees

         As of April 26, 2002, Dectron (including our subsidiaries) employed a total of approximately 429 full-time employees, 5 of which are in executive positions, 46 of whom are engaged in engineering and research and development, 43 of whom are engaged in sales and related services, 40 of whom are in administration, and the remainder of which are in production. An in-house union represents 47 of our employees, all of which work at Thermoplus. Certain terms of their employment are part of a collective bargaining agreement that expires in 2005. Management considers its relations with its employees to be satisfactory.




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

ITEM 2.  PROPERTIES

         We maintain our executive office at leased premises located at 4300 Poirier Blvd., Montreal, Quebec H4R 2C5. This lease expires January 31, 2005. We also have nine manufacturing facilities, of which six are leased and three are owned. Eight of our manufacturing facilities are located in or near Montreal, Quebec, and one is located in Niagara Falls, New York. The manufacturing facilities, which we own, are located in St. Jerome, Quebec, Boucherville, Quebec, and Niagara Falls, New York. The facilities are in good condition and do not require any significant capital expenditure. We maintain property insurance on the three owned manufacturing facilities in an amount that we believe to be sufficient. Of the six leased facilities, two of the leases expire on January 31, 2005, one June 30, 2010, one January 31, 2003, one October 31, 2016 and one December 31, 2006. We also lease, for a monthly rent of $694, a 1,000 square foot sales facility in Roswell, Georgia. In addition, we lease, for a monthly rent of approximately $1,166 a 3,700 square foot sales and warehousing facility in Toronto, Ontario. And also, we lease a 4,000 square foot facility in St-Hippolyte, Quebec for approximately $ 592. Our facilities have an aggregate of approximately 479,000 square feet. We pay an aggregate of approximately $43,510 rent per month. We believe that suitable additional space will be available in the future on commercially reasonable terms.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock and warrants are traded on the Nasdaq SmallCap Market and the Boston Stock Exchange and have been so traded since the completion of our initial public offering on October 5, 1998. Our common stock is listed on the Nasdaq SmallCap Market under the symbol "DECT" and on the Boston Stock Exchange under the Symbol "DRN." Our warrants are listed on the Nasdaq SmallCap Market under the symbol "DECT W" and on the Boston Stock Exchange under the Symbol "DRN&W." As of April 26, 2002, we had 2,795,000 shares of common stock and 1,150,000 warrants outstanding. The following table sets forth the high and low sales prices for our common stock and warrants as reported on the Nasdaq SmallCap Market.

                                                     COMMON STOCK                     WARRANTS

                                                 High            Low             High            Low

Fiscal year ended January 31, 2002:             $7.450          $2.770          $1.120          $0.110

First quarter (2/1/01 thru 4/30/01)             $4.125          $3.250          $0.500          $0.130
Second quarter (5/1/01 thru 7/31/01)            $3.950          $2.770          $0.500          $0.120
Third quarter ( 8/1/01 thru 10/31/01)           $7.450          $3.050          $1.120          $0.110
Fourth quarter ( 11/1/01 thru 1/31/02)          $6.400          $4.280          $0.850          $0.500

Fiscal year ended January 31, 2001:             $5.688          $2.000          $0.875          $0.125

First quarter (2/1/00 thru 4/30/00)             $4.250          $3.000          $0.875          $0.375
Second quarter (5/1/00 thru 7/31/00)            $3.063          $2.000          $0.625          $0.250
Third quarter ( 8/1/00 thru 10/31/00)           $5.688          $2.000          $0.750          $0.125
Fourth quarter ( 11/1/00 thru 1/31/01)          $4.625          $3.750          $0.500          $0.250



         As of April 26, 2002, there were 31 shareholders of record and approximately 250 beneficial owners.

         On April 26, 2002, the last sale price of our common stock and warrants as reported on the Nasdaq SmallCap Market was $5.90 and $0.94 respectively.

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

Overview

         Dectron has been in operation since June 1977 and has grown from a single product and single market company into a group of manufacturers in order to address the three most important factors affecting indoor air conditions: temperature, humidity and contaminant control. We secure our contracts through a network of representatives. We are not dependent upon any major customer for a significant portion of its revenues.

         Dectron's objective is to become a leading force in the IAQ market by addressing combined technology niche applications and by providing superior engineering services and product quality. Dectron intends to devote significant efforts to the development of equipment for the IAQ market. Management anticipates that the IAQ market will have enormous growth in the next 25 years. We believe that there is a need in the North American market for specialized IAQ equipment and this represents a tremendous opportunity. Notwithstanding the present economic slowdown, Management foresees a stable market demand, particularly in the humidity and temperature control side of the business.

         Dectron has two subsidiaries that each specialize on a particular market segment of the IAQ market, Circul-aire, a manufacturer of contaminant control solutions, and IPAC, a manufacturer of precision air conditioning equipment.


Results of Operations

Fiscal year ended January 31, 2002 ("Fiscal 2002") compared to fiscal year ended January 31, 2001 ("Fiscal 2001")

         Revenues for the year ended January 31, 2002 were $33,285,958, a 5.1% decrease over prior year revenues of $35,061,903.

         Gross profit decreased by $1,016,572 to $11,347,801 over the same period. In comparison to the 5.1% decrease in revenue gross profit decreased by 8.2%.

         Operating expenses remained stable during fiscal year 2002.

         Selling and marketing expenses increased $51,378 in Fiscal 2002. As a percentage of revenues, selling and marketing expenses increased to 16.1% from 15.1%.

         General and administrative expenses increased by $70,398 to $3,166,401. As a percentage of revenues, general and administrative increased to 9.5% from 8.8% of sales..

         Depreciation increased by $46,907 to $1,568,065 due to the addition of capital assets. As a percentage of sales, depreciation increased to 4.7% from 4.3%.

         Financing expenses decreased by $89,267 from $1,458,861 to $1,369,594. As a percentage of revenues, financing expenses remained stable at 4.1%.


         Loss before income taxes was $126,101 a decrease of $1,095,988 over the comparative period.

         Tax expenses decreased by $ 285,627 mainly because of the decrease in taxable income and loss carry forwards.

         As a result, Dectron reported net income of $47,065.


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

         General and administrative expenses increased by $1,030,848 to $3,096,053. As a percentage of revenues, general and administrative increased to 8.8% from 6.5% of sales. Both percentage and dollar amount increases were due partly to the integration of IPAC's personnel.

         Depreciation increased by $333,496 to $1,521,158 due to the addition of capital assets. As a percentage of sales, depreciation increased from 3.7% to 4.3% in fiscal 2001.

         Financing expenses increased by $784,574 from $674,287 to $1,458,861. As a percentage of revenues, financing expenses increased from 2.1% to 4.1%.

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


Liquidity and Capital Resources


         In Fiscal 2002, the Company generated a positive cash flow from operating activities of $2,056,741 due mainly to lower accounts receivable and inventory level. In Fiscal 2001, the Company generated a negative cash flow from operating activities of $237,152 due mainly to higher accounts receivable

         The principal source of cash was a decrease in inventory of $1,513,212, in accounts receivable of $1,489,912, and amortization and depreciation in the amount of $1,568,065. The principal use of cash was a decrease in accounts payable of $2,830,779

         Cash flow from investing activities was reduced by $717,474 mainly as a result of the acquisition of equipment for a total of $670,224.

         Financing activities used net cash flow in the amount of $1,502,356. The principal uses of cash flow from financing was repayments of long-term debt in the amount of $1,296,591.

         Net cash flow used after all activities was $ 58,721.

Fiscal 2002

         In Fiscal 2002, the Company renewed a secured credit arrangement with National Bank of Canada. This new facility included an aggregated credit line of Cdn $ 16,500,000 of which Cdn $8,250,000 can be financed through Bankers Acceptance. The amount available to the Company is equal to 75% of "eligible accounts receivable" as defined in the Line of Credit Agreement, plus 50% of the inventory values, net of work in process, up to a maximum advance against inventory of approximately Cdn $ 7,500,000. Dectron's borrowings under the Line of credit bears interest at Canadian prime plus .25%, which at January 31, 2002 amounted to 3.25%. Interest on any borrowings is payable monthly. The Company is in full compliance with all of the banking covenants (including financial covenants and ratios) and is required to report to its bankers on a monthly basis. The Company finances its operations mainly through the use of Bankers Acceptance bearing an average lending rate of prime. All borrowings are collateralized by the assets of the Company.

Fiscal 2001

         In Fiscal 2001, the Company renewed a secured credit arrangement with National Bank of Canada. This new facility included an aggregated credit line of Cdn $ 13,000,000 of which Cdn $6,000,000 can be financed through bankers acceptance. The amount available to the Company is equal to 75% of "eligible accounts receivable" as defined in the Line of Credit Agreement, plus 50% of the inventory values, net of work in process, up to a maximum advance against inventory of approximately $ 5,000,000. Dectron's borrowings under the Line of credit bears interest at Canadian prime plus .25%, which at January 31, 2001 amounted to 7.25%. Interest on any borrowings is payable monthly. The Company is in full compliance with all of the banking covenants (including financial covenants and ratios) and is required to report to its bankers on a monthly basis. The Company finances its operations mainly through the use of Bankers Acceptance bearing an average lending rate of prime. All borrowings are collateralized by the assets of the Company.

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

         In February 2000, the Company entered into a mortgage note in the amount US$1,652,000 and equipment note in the amount of US$406,000 with the National Bank of Canada both bearing interest a American prime plus .75%.

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

         In November 2000, the Company entered into two term loans for a total of $ 700,000 to finance capital acquisitions bearing interest at prime plus .75%

Foreign Exchange

         The Company is a Canadian company with U.S. sales amounting to approximately 70% of it's total sales while the majority of Dectron's expenses are incurred in Cdn $. Due to the relatively high proportion of sales in U.S.$, Dectron's results could be adversely affected by upward variations in the value of the Canadian dollar. As of January 31, 2002, the Company did not have a formal foreign exchange policy in effect.

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

                                                                                                               Page
Financial Statements:                                                                                        Number
                                                                                                             ------

Report of Independent Auditors................................................................................F - 1

Consolidated Balance Sheets for the
  years ended January 31, 2002 and January 31, 2001 .................................................F - 2 to F - 3

Consolidated Statements of Earnings for the
  years ended January 31, 2002, 2001 and 2000.................................................................F - 4

Consolidated Statements of Cash Flows
  for the years ended January 31, 2002, 2001 and 2000................................................F - 5 to F - 7

Consolidated Statements of Stockholders' Equity
  for the years ended January 31, 2002, 2001 and 2000.........................................................F - 8

Notes to Consolidated Financial Statements..........................................................F - 9 to F - 22




ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no changes in or disagreements with its Accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

         The officers and directors of Dectron, and further information concerning them, are as follows:


Name                                             Age     Position
----                                             ---     --------

Ness Lakdawala                                   68      Chairman of the Board of Directors, President and
                                                         Chief Executive Officer

Reinhold Kittler                                 64      Executive Vice President and Director

Roshan Katrak                                    58      Vice President of Human Relations and Director

Mauro Parissi                                    36      Chief Financial Officer, Secretary and Director

Michel Lecompte                                  52      Vice President of Operations of Refplus

David Lucas                                      42      Vice President of Dectron Inc.

Leena Lakdawala                                  34      Executive Vice President and Director

Richard Ness                                     38      Director

Liam Cheung                                      32      Director

Gilles Richard                                   63      Director

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

         David Lucas has served as the Vice President of Dectron Inc. since 1996. From 1993 to 1996, Mr. Lucas was a management consultant for the Federal Cooperative Housing Stabilization Fund, where he managed loan portfolios and provided management consulting services. From 1991 to 1993, Mr. Lucas was Director of Marketing for Dectron Inc. He received his Bachelor of Science in Engineering Physics from Queen's University in Kingston Ontario in 1981, and his MBA from the University of Western Ontario in 1988. Mr. David Lucas has tendered his resignation effective June 2002 which resignation has been accepted by Management.

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

         Liam Cheung has served as a Director of Dectron since 2001. Since 1997, Mr. Cheung is the President and Founder of IC Education, a new economy e-learning company delivering leading edge technology through a unique combination of business, education and technology. From 1992 to 1997, he served as Executive Vice-President, Fixed Income of Marleau, Lemire Securities Inc. From 1990 to 1992, Mr. Cheung was an actuarial specialist for Towers Perrin. Mr. Cheung received a Bachelor of Mathematics with Distinction from the University of Waterloo in 1990 and is an Associate of the Society of Actuaries.

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

Item 10. EXECUTIVE COMPENSATION

         The following table sets forth certain information regarding compensation paid by Dectron during each of the last three fiscal years to our Chief Executive Officer and to each of our executive officers who earned in excess of $100,000 during the year ended January 31, 2002.

                           Summary Compensation Table

-------------------------------------------------------------------------------------------------------------------
          Name and                                                  Restricted                          Other
         Principal                          Annual                    Stock                             Com-
          Position              Year      Salary (1)      Bonus       Awards        Options/SARs       Pensation
-------------------------------------------------------------------------------------------------------------------

Ness Lakdawala                2002         $142,380        -0-          -0-            -0-               -0-
Chairman of the Board of      2001         $140,647        -0-          -0-            -0-               -0-
Directors, President, and     2000         $140,647        -0-          -0-            -0-               -0-
Chief Executive Officer

-------------------------------------------------------------------------------------------------------------------

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

         Cash Compensation. In determining its recommendations for adjustments to officers' base salaries for Fiscal 2002, we focused primarily on the scope of each officer's responsibilities, each officer's contributions to Dectron's success in moving toward its long-term goals during the fiscal year, the accomplishment of goals set by the officer and approved by the Board for that year, our assessment of the quality of services rendered by the officer, comparison with compensation for officers of comparable companies and an appraisal of our financial position. In certain situations, relating primarily to the completion of important transactions or developments, we may also pay cash bonuses, the amount of which will be determined based on the contribution of the officer and the benefit to Dectron of the transaction or development.

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

Stock Option Plans

1999 Stock Option Plan

         We have adopted a Stock Option Plan (the "1999 Plan") pursuant to which 650,000 shares of Common Stock are reserved for issuance, 334,000 options are currently issued and outstanding.

          On September 2, 1999, the Board granted options under our 1999 Stock Option Plan to certain members of our Board and certain employees. Leena Lakdawala, Roshan Katrak, Mauro Parissi, and Richard Ness were granted 60,000, 60,000, 18,000 and 8,000 options, respectively. Subject to certain limitations, the options granted are exercisable one year after issuance. Subsequent to the one-year anniversary date of the grant, the option holders may exercise the option up to 25% per year of the total options granted for the following four years. Each of the options will be fully exercisable on November 4, 2003, and expire on November 4, 2004. The exercise price of the options is $3.00

         The 1999 Plan is administered by the Board of Directors, who will determine, among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock issuable upon the exercise of the options and the option exercise price.

         The 1999 Plan is effective for a period of five years, expiring in 2003. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide us with their skills and expertise. The 1999 Plan is designed to enable management to attract and retain qualified and competent directors, employees, consultants and independent contractors. Options granted under the 1999 Plan may be exercisable for up to five years, and shall be at an exercise price all as determined by the Board. Options are non-transferable except by the laws of descent and distribution or a change in control of Dectron, as defined in the 1999 Plan, and are exercisable only by the participant during his or her lifetime. Change in control includes (i) the sale of substantially all of the assets of Dectron and merger or consolidation with another company, or (ii) a majority of the Board changes other than by election by the stockholders pursuant to Board solicitation or by vacancies filled by the Board caused by death or resignation of such person.

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

         Options under the 1999 Plan must be issued within five years from the effective date of the 1999 Plan.

         Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by Dectron become available again for issuance under the 1999 Plan.

         The 1999 Plan may be terminated or amended at any time by the Board of Directors, except that the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the 1999 Plan may not be increased without the consent of our stockholders.

2001 Stock Option Plan

         We also adopted the 2001 Stock Option Plan (the "2001 Plan") pursuant to which 500,000 shares of Common Stock are reserved for issuance, 121,000 options are currently issued and outstanding.

         On January 4, 2002, the Board granted options under our 2001 Stock Option Plan to certain members of our Board and certain employees. Leena Lakdawala, Roshan Katrak, Mauro Parissi, Richard Ness, Liam Cheung, and Gilles Richard were granted 15,000, 15,000, 5,000, 2,500, 3,000 and 3,000 options, respectively. Subject to certain limitations, the options granted are exercisable one year after issuance. Subsequent to the one-year anniversary date of the grant, the option holders may exercise the option up to 25% per year of the total options granted for the following four years. Each of the options will be fully exercisable on January 4, 2006, and expire on January 4, 2007. The exercise price of the options is $4.20

         The 2001 Plan is administered by the Board of Directors, who will determine, among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock issuable upon the exercise of the options and the option exercise price.

         The 2001 Plan is effective for a period of ten years, expiring in 2011. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide us with their skills and expertise. The 2001 Plan is designed to enable management to attract and retain qualified and competent directors, employees, consultants and independent contractors. Options granted under the 2001 Plan may be exercisable for up to ten years, and shall be at an exercise price all as determined by the Board. Options are non-transferable except by the laws of descent and distribution or a change in control of Dectron, as defined in the 2001 Plan, and are exercisable only by the participant during his or her lifetime. Change in control includes (i) the sale of substantially all of the assets of Dectron and merger or consolidation with another company, or (ii) a majority of the Board changes other than by election by the stockholders pursuant to Board solicitation or by vacancies filled by the Board caused by death or resignation of such person.

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

         The exercise price of an option may not be less than the fair market value per share of Common Stock on the day immediately preceding the date that the option is granted in order to receive certain tax benefits under the Income Tax Act of Canada (the "ITA"). The ITA requires that the exercise price of all future options will be at least 85% of the fair market value of the Common Stock on the day immediately preceding the date of grant of the options. A benefit equal to the amount by which the fair market value of the shares at the time the employee acquires them exceeds the total of the amount paid for the shares or the amount paid for the right to acquire the shares shall be deemed to be received by the employee in the year the shares are acquired pursuant to paragraph 7(1) of the ITA. Where the exercise price of the option is equal to the fair market value of the shares at the time the option is granted, paragraph 110(1)(d) of the ITA allows a deduction from income equal to one quarter of the benefit as calculated above. If the exercise price of the option is less than the fair market value at the time it is granted, no deduction under paragraph 110(1)(d) is permitted. Options granted to any non-employees, whether directors or consultants or otherwise will confer a tax benefit in contemplation of the person becoming a stockholder pursuant to subsection 15(1) of the ITA.

         Options under the 2001 Plan must be issued within ten years from the effective date of the 2001 Plan.

         Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by Dectron become available again for issuance under the 2001 Plan.

         The 2001 Plan may be terminated or amended at any time by the Board of Directors, except that the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the 2001 Plan may not be increased without the consent of our stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of April 26, 2001 with respect to each beneficial owner of 5% or more of the outstanding shares of our common stock, each of our officers and directors, and all of our officers and directors as a group:

       Names and Address of Beneficial                Amount and Nature of              Percentage of Shares
               Owner (1)                             Beneficial Ownership(2)                 Outstanding
               ---------                             -----------------------                 -----------

Ness Lakdawala                                             1,703,519(3)                          60.3%

Roshan Katrak                                              1,703,519(4)                          60.3%

Reinhold Kittler                                                   0                                 *

Mauro Parissi                                                 35,100(5)                           1.3%

Ralph Kittler                                                 12,000(6)                              *

Dave Lucas                                                    75,000(7)                           2.7%

Richard Ness                                                  11,100(8)                              *

Leena Lakdawala                                               91,800(9)                           3.2%

Michel Lecompte                                               19,474(10)                             *

Liam Cheung                                                    2,000                                 *

Gilles Richard                                                   300                                 *

All directors and officers
As a group (11 persons)
(3)-(9)                                                    1,950,293                             67.4%

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

(3) Represents (i) 43,561 shares of Common Stock and 30,000 options to purchase Common Stock directly owned, (ii) 67,395 shares of Common Stock owned by Roshan Katrak, Mr. Lakdawala's wife, (iii) 69,684 shares of Common Stock owned by Roshaness Inc., a company owned by Mr. Lakdawala, and (iv) 1,492,879 owned by 3103-7195 Quebec Inc., a company owned by Mr. Lakdawala's spouse and children.

(4) Represents (i) 67,395 shares of Common Stock and 30,000 options to purchase Common Stock directly owned, (ii) 43,561 shares of Common Stock owned by Ness Lakdawala, Ms. Katrak's husband, (iii) 69,684 shares of Common Stock owned by Roshaness Inc., a Company owned by Ness Lakdawala, and (iv) 1,492,879 shares owned by 3103-7195 Quebec Inc., a company owned by Ms. Katrak and her children.

(5)  Includes 9,000 options to purchase Common Stock.

(6) Represents 12,000 options to purchase Common Stock. Ralph Kittler is the son of Reinhold Kittler, a director.

(7) Includes 8,000 options to purchase Common Stock. Mr. Lucas is obligated to return 57,000 of such shares to the Company, which will be allocated to other individuals at a later date.

(8) Represents 5,100 shares of Common Stock and 4,000 options to purchase Common Stock directly owned and 2,000 owned by Silvia Pedicelli, Mr. Ness' wife.

(9)  Includes 32,000 options to purchase Common Stock.

(10) Includes 3,000 options to purchase Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS


         We lease our St. Hubert, Quebec manufacturing facility from Roshan Katrak, our Vice President of Human Relations and the wife of Ness Lakdawala, our President, Chairman and CEO, for a monthly rent of $2,942 per month. We believe that the lease was made on terms no less favorable than could be obtained from unaffiliated third parties.

         We lease our Montreal, Quebec manufacturing facilities from Roshaness Inc., a company owned by Ness Lakdawala, for a monthly rent of $3,024 per month. We believe that the lease was made on terms no less favorable than could be obtained from unaffiliated third parties.

         We lease our Grande Allee manufacturing facilities from Investiness Inc., a company owned by Ness Lakdawala's spouse and children, for an aggregate monthly lease payment of $14,175. We believe that the lease was made on terms no less favorable than could be obtained from unaffiliated third parties.

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

         Between March 1999 and June 2000, we made loans of $152,441 to Mauro Parissi, our Chief Financial Officer, $162,109 to Leena Lakdawala, our Executive Vice President, and $188,405 to Dave Lucas, our Vice President. The loans were used to finance purchase of the Dectron's stock and bore interest at the Canadian prescribed interest rate of five percent (5%). As of April 30, 2002, the loan balances of Mr. Parissi, Ms. Lakdawala and Mr. Lucas were $13,422, $162,109, and $161,305, respectively.

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

ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)          Financial Statements.
             Report of Independent Auditors...................................................................F - 1
             Consolidated Balance Sheets
                 for the years ended January 31, 2002 and 2001.......................................F - 2 to F - 3
             Consolidated Statements of Earnings
                 for the years ended January 31, 2002, 2001 and 2000..........................................F - 4
             Consolidated Statements of Cash Flows
                 for the years ended January 31, 2002, 2001 and 2000.................................F - 5 to F - 7
             Consolidated Statements of Stockholders' Equity
                 for the years ended January 31, 2002, 2001 and 2000..........................................F - 8
             Notes to Consolidated Financial Statements.............................................F - 9 to F - 22

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

                                 Dated: May 1, 2002

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Ness Lakdawala
---------------------------------------     Chairman, President, Chief Executive                        May 1, 2002
Ness Lakdawala                              Officer

/s/  Reinhold Kittler
------------------------------------        Executive Vice President and Director                       May 1, 2002
Reinhold Kittler

 /s/ Roshan Katrak
-----------------------------------------   Vice President of Human Relations                           May 1, 2002
Roshan Katrak                               and Director

 /s/ Mauro Parissi
----------------------------------------    Chief Financial Officer, Secretary                         May 1, 2002
Mauro Parissi                               and Director

/s/ Michel Lecompte
------------------------------------        Vice President of Operations of Refplus                     May 1, 2002
Michel Lecompte

 /s/ Leena Lakdawala
----------------------------------------    Executive Vice President and Director                       May 1, 2002
Leena Lakdawala


                           DECTRON INTERNATIONALE INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT JANUARY 31, 2002

                           DECTRON INTERNATIONALE INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS AT JANUARY 31, 2002



                                TABLE OF CONTENTS


Report of Independent Auditors                                           F - 1

Consolidated Balance Sheets                                         F - 2 - 3

Consolidated Statements of Earnings                                     F - 4

Consolidated Statements of Cash Flows                               F - 5 - 7

Consolidated Statements of Stockholders' Equity                         F - 8

Notes to Consolidated Financial Statements                         F - 9 - 22

Schwartz Levitsky Feldman  SRL
COMPTABLES AGREES
CHARTERED ACCOUNTANTS
MONTREAL, TORONTO, OTTAWA






REPORT OF INDEPENDENT AUDITORS



To the Stockholders of
Dectron Internationale Inc.


We have audited the consolidated balance sheets of Dectron Internationale Inc. as at January 31, 2002 and 2001 and the related consolidated statements of earnings, cash flows and changes in stockholders' equity for each of the years ended January 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of Dectron Internationale's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dectron Internationale Inc. as at January 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years ended January 31, 2002, 2001 and 2000, in conformity with generally accepted accounting principles in the United States of America.

Since the accompanying financial statements have not been prepared and audited in accordance with generally accepted accounting principles and generally accepted auditing standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.







Montreal, Quebec
April 8, 2002                                              Chartered Accountants


             1980, rue Sherbrooke Ouest, 10e etage
             Montreal (Quebec) H3h 1E8
             Tel: 514 937 6392
             Fax: 514 933 9710

DECTRON INTERNATIONALE INC.
Consolidated Balance Sheets
As at January 31, 2002 and January 31, 2001
(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------


                                                      2002           2001
                                                   -----------    -----------
 Assets

 Current

      Cash                                         $    86,727    $   145,448
      Accounts receivable (note 3)                   8,056,304      9,546,216
      Income taxes receivable                           58,313        352,323
      Inventory (note 4)                             9,186,114     10,699,326
      Prepaid expenses and sundry assets               555,327        766,318
      Deferred income taxes                             46,546          9,465
                                                   -----------    -----------

                                                    17,989,331     21,519,096

 Loans receivable (note 5)                             517,164        388,261

 Property, plant and equipment (note 6)              9,804,587     11,074,016

 Intangibles (note 7)                                  139,048        115,610

 Goodwill (note 8)                                   1,298,942      1,584,997

 Deferred income taxes                                 811,566        478,005
                                                   -----------    -----------

                                                   $30,560,638    $35,159,985
                                                   ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Consolidated Balance Sheets
As at January 31, 2002 and January 31, 2001
(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------


                                                        2002             2001
                                                    ------------     -----------
Liabilities

 Current

   Bank loans (note 9)                                $ 8,326,166   $ 8,333,669
   Accounts payable and accrued expenses (note 10)      4,341,533     7,172,312
   Current portion of long-term debt (note 11)          1,336,058     1,080,412
   Note payable                                                 -        83,394
                                                       ----------   -----------

                                                       14,003,757    16,669,787

 Long-term debt (note 11)                               5,170,364     6,722,601

 Due to director                                                -        14,020

 Loan payable (note 12)                                   192,355       198,723

 Deferred revenue                                       1,343,816     1,208,909
                                                      -----------   -----------

                                                       20,710,292    24,814,040
                                                      -----------   -----------

 Stockholders' equity

 Capital stock (note 13)                                6,752,933     6,718,510

 Treasury stock                                           (88,780)      (88,780)

 Accumulated other comprehensive loss                    (591,822)      (14,735)

 Retained earnings                                      3,778,015     3,730,950
                                                      -----------   -----------

                                                        9,850,346    10,345,945
                                                      -----------   -----------

                                                      $30,560,638   $35,159,985
                                                      ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Consolidated Statements of Earnings
For the Years Ending January 31
(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------


                                                                  2002                  2001                  2000
                                                            -----------------     -----------------     -----------------
 Sales                                                      $    33,285,958       $    35,061,903       $    31,402,954

      Cost of sales                                              21,938,157            22,697,530            20,168,656
                                                            -----------------     -----------------     -----------------

 Gross profit                                                    11,347,801            12,364,373            11,234,298
                                                            -----------------     -----------------     -----------------

 Operating expenses
      Selling                                                     5,369,842             5,318,464             5,270,656
      General and administrative                                  3,166,401             3,096,003             2,065,155
      Depreciation and amortization                               1,568,065             1,521,158             1,187,662
      Interest expense                                            1,369,594             1,458,861               674,287
                                                            -----------------     -----------------     -----------------

                                                                 11,473,902            11,394,486             9,197,760
                                                            -----------------     -----------------     -----------------

 Earnings (loss) before income taxes                               (126,101)              969,887             2,036,538

      Income taxes (recovered) (note 14)                           (173,166)              112,461               909,775
                                                            -----------------     -----------------     -----------------

 Net earnings                                               $        47,065       $       857,426       $     1,126,763
                                                            =================     =================     =================

 Net earnings per common share, basic and diluted                      0.02                  0.31                  0.40
                                                            =================     =================     =================

 Weighted average number of common shares outstanding             2,795,000             2,795,000             2,795,000
                                                            =================     =================     =================

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Consolidated Statements of Cash Flows
For the Years Ending January 31
(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------

                                                                      2002                  2001                 2000
                                                                ------------------    ------------------    ----------------
  Operating activities:

  Net earnings                                                  $        47,065       $       857,426       $    1,126,763

  Adjustments to reconcile net earnings to net cash used
    in operating activities:
       Depreciation and amortization                                  1,568,065             1,521,158            1,187,662
       Decrease (increase) in accounts receivable                     1,489,912            (1,919,376)          (2,007,191)
       Decrease (increase) in income taxes receivable                   294,010              (352,323)                   -
       Decrease (increase) in inventory                               1,513,212            (2,529,719)          (3,031,453)
       Decrease (increase) in prepaid expenses and
         sundry assets                                                  210,991               296,655             (433,713)
       Increase in deferred income taxes                               (370,642)             (294,619)            (137,125)
       Increase (decrease) in accounts payable and accrued
       expenses                                                      (2,830,779)            2,075,335            1,283,078
       Increase (decrease) in income taxes payable                            -              (140,361)             211,883
       Increase in deferred revenue                                     134,907               248,672              193,666
                                                                ------------------    ------------------    ----------------

  Net cash provided by (used in) operating activities                 2,056,741              (237,152)          (1,606,430)
                                                                ------------------    ------------------    ----------------

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Consolidated Statements of Cash Flows
For the Years Ending January 31
(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------

                                                                   2002                 2001                 2000
                                                              ----------------     ----------------     ----------------
  Investing activities:

       Acquisition of property, plant and equipment                 (670,224)          (4,844,995)          (3,323,520)
       Government grant received                                           -              200,000                    -
       Deposit on building                                                 -            1,000,000           (1,000,000)
       Acquisition of intangibles                                    (47,250)             (27,335)            (101,764)
       Acquisition of goodwill                                             -              (91,134)                   -
                                                              ----------------     ----------------     ----------------

  Net cash used in investing activities                             (717,474)          (3,763,464)          (4,425,284)
                                                              ----------------     ----------------     ----------------

  Financing activities

       Advances to loans receivable                                 (128,903)            (208,322)             (56,562)
       Advances to corporate shareholders                                  -                    -               (1,113)
       Advances from (repayments of) bank loans                       (7,503)           2,717,502            2,669,311
       Note payable                                                  (83,394)              83,394             (533,199)
       Other loan payable                                                  -                    -              (64,553)
       Advances from (repayments of) long-term debt               (1,296,591)           1,882,102            3,948,516
       Advances from (repayments of) due to directors                (14,020)             (37,885)                 266
       Advances from (repayments of) loans payable                    (6,368)             (76,334)              16,005
       Purchase of treasury stock                                          -                    -              (88,780)
       Repayments of (advances for) share purchase plan
       receivable                                                     34,423             (131,099)            (499,946)
                                                              ----------------     ----------------     ----------------

  Net cash (used in) provided by financing activities             (1,502,356)           4,229,358            5,389,945
                                                              ----------------     ----------------     ----------------

  Effect of foreign currency exchange rate on cash
  and cash equivalents                                               104,368             (303,856)             356,788
                                                              ----------------     ----------------     ----------------

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Consolidated Statements of Cash Flows
For the Years Ending January 31
(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------

                                                                  2002                 2001                 2000
                                                            -----------------    -----------------    -----------------
 Net decrease in cash and cash equivalents                          (58,721)             (75,114)            (284,981)

      Cash and cash equivalents, beginning of year                  145,448              220,562              505,543
                                                            -----------------    -----------------    -----------------

 Cash and cash equivalents, end of year                     $        86,727      $       145,448      $       220,562
                                                            =================    =================    =================

 Supplemental disclosure of cash flow information

      Interest paid                                         $     1,166,984      $     1,299,423      $       522,558
                                                            =================    =================    =================

      Income taxes paid                                     $       705,811      $       959,492      $       706,339
                                                            =================    =================    =================

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Consolidated Statements of Stockholders' Equity
For the Years Ending January 31
(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------

                                                                        Cumulative           Other
                                                                         Retained        Comprehensive        Treasury
                                   Number              Amount            Earnings            Income             Stock
                                ----------------   ---------------   -----------------  -----------------  ----------------
 Balance January 31, 1999            2,795,000     $    6,867,529    $    1,746,761     $      (67,667)    $      -
                                ================   ===============   =================  =================  ================

 Purchase of 20,000
 common shares                          -          $      -          $       -          $       -          $     (88,780)
 Share purchase plan
 receivable                             -               (499,946)            -                  -                 -
 Deferred tax benefit                   -                482,026             -                  -                 -
 Foreign currency translation           -                 -                  -                 356,788            -
 Net income for the year                -                 -               1,126,763              -                -
                                ----------------   ---------------   -----------------  -----------------  ----------------

 Balance January 31, 2000            2,795,000     $   6,849,609     $    2,873,524      $     289,121     $     (88,780)
                                ================   ===============   =================  =================  ================

 Share purchase plan
 receivable                            -           $    (131,099)    $       -          $       -          $    -
 Foreign currency translation          -                  -                  -                (303,856)         -
 Net income for the year               -                  -                 857,426             -               -
                                ----------------   ---------------   -----------------  -----------------  ----------------

 Balance January 31, 2001            2,795,000     $   6,718,510     $    3,730,950     $      (14,735)    $     (88,780)
                                ================   ===============   =================  =================  ================

 Share purchase plan
 receivable                            -           $      34,423     $       -          $       -          $     -
 Foreign currency translation          -                 -                   -                (577,087)          -
 Net income for the year               -                  -                  47,065            -                  -
                                ----------------   ---------------   -----------------  -----------------  ----------------

 Balance January 31, 2002            2,795,000     $    6,752,933    $    3,778,015     $     (591,822)    $     (88,780)
                                ================   ===============   =================  =================  ================

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2002 and January 31, 2001
(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------


1.    Summary of significant accounting policies

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

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2002 and January 31, 2001
(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------


1.    Summary of significant accounting policies (continued)

      Property, Plant and Equipment

      Property, plant and equipment are recorded at cost and are depreciated or amortized on the basis of their estimated useful lives at the undernoted rates and methods:

     Building                            4 or 5%                Straight line
     Machinery and equipment             10%                    Straight line or 20% declining balance
     Furniture and fixtures              15 or 20%              Straight line or 20% declining balance
     Computer equipment                  15 or 30%              Straight line or 20% declining balance
     Rolling stock                       30%                    Straight line or 20% declining balance
     Leasehold improvements                                     Straight line over term of the lease

      Depreciation and amortization for assets acquired during the year are recorded at one-half of the indicated rates.

      Intangibles

      Intangibles are accounted for at cost. Amortization is based on the estimated useful life using the straight-line method over the following term:

      Patents                                               15   years
      Trademarks                                            15   years
      Rights                                                5    years

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

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2002 and January 31, 2001
(Amounts Expressed in United States Dollars)
-------------------------------------------------------------------------------

1.    Summary of significant accounting policies (continued)

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

      The translation of the financial statements from Canadian dollars into United States dollars is performed for the convenience of the reader. Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during each reporting period. No representation is made that the Canadian dollar amounts could have been, or could be, converted into United States dollars at the rates on the respective dates and or at any other certain rates. Adjustments resulting from the translation are included in the accumulated other comprehensive income in stockholder's equity.

      Earnings Per Share

      The company has adopted FAS No. 128, "Earnings per Share" which requires disclosure on the financial statements of "basic" and "diluted" earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the year. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants for each year.

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

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2002 and January 31, 2001
(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------

1.    Summary of significant accounting policies (continued)

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

2.    Comprehensive income

      The company has adopted FAS No. 130 "Reporting Comprehensive Income" which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:

                                                                   2002                 2001                 2000
                                                             -----------------    -----------------     ----------------
     Net income                                              $        47,065      $       857,426       $     1,126,763

     Other comprehensive income (loss)

          Foreign currency translation                              (577,087)            (303,856)              356,788
                                                             -----------------    -----------------     ----------------

     Comprehensive income (loss)                             $      (530,022)     $       553,570       $     1,483,551
                                                             =================    =================     ================


3.    Accounts receivable

                                                                                        2002                 2001
                                                                                  -----------------     ----------------
     Trade                                                                        $     8,455,426       $     9,877,727
     Less:  Allowance for doubtful accounts                                               399,122               331,511
                                                                                  -----------------     ----------------

     Net                                                                          $     8,056,304       $     9,546,216
                                                                                  =================     ================


4.    Inventory


                                                                                        2002                 2001
                                                                                   ----------------    -----------------
     Raw materials                                                                 $     5,688,706     $     6,048,814
     Work-in-process                                                                     1,269,579           1,861,859
     Finished goods                                                                      2,227,829           2,788,653
                                                                                   ----------------    -----------------

                                                                                   $     9,186,114     $    10,699,326
                                                                                   ================    =================

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2002 and January 31, 2001
(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------

5.        Loans receivable

                                                                                        2002                 2001
                                                                                  -----------------     ----------------
     Private companies                                                            $       487,290       $       326,628
     Corporate shareholder                                                                 29,874                27,409
     Other                                                                                      -                34,224
                                                                                  -----------------     ----------------

                                                                                  $       517,164       $       388,261
                                                                                  =================     ================


6.    Property, plant and equipment

                                                                                        2002                 2001
                                                                                  -----------------    -----------------
     Land                                                                         $       453,173      $       479,900
     Building                                                                           4,735,592            5,005,583
     Machinery and equipment                                                            8,879,849            9,136,844
     Furniture and fixtures                                                               715,182              676,856
     Computer equipment                                                                 1,656,999            1,589,485
     Rolling stock                                                                        140,319              163,336
     Leasehold improvements                                                               775,256              635,791
                                                                                  -----------------    -----------------

     Cost                                                                              17,356,370           17,687,795
                                                                                  -----------------    -----------------

     Less: accumulated depreciation and amortization

     Building                                                                             640,652              508,312
     Machinery and equipment                                                            4,643,758            3,996,861
     Furniture and fixtures                                                               536,998              498,346
     Computer equipment                                                                 1,219,883            1,147,613
     Rolling stock                                                                         89,332               79,252
     Leasehold improvements                                                               421,160              383,395
                                                                                  -----------------    -----------------

                                                                                        7,551,783            6,613,779
                                                                                  -----------------    -----------------

     Net                                                                          $     9,804,587      $    11,074,016
                                                                                  =================    =================

     Capital leases included above                                                $       548,540      $       869,930
                                                                                  =================    =================

      Depreciation and amortization of property, plant and equipment for fiscal year 2002 amounted to $1,348,707 ($1,302,741 in 2001).

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2002 and January 31, 2001
(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------

7.    Intangibles


                                                                                      2002                   2001
                                                                                ------------------    -------------------
     Patents, trademarks and rights costs                                       $       166,101       $       125,860
     Less:  Accumulated amortization                                                     27,053                10,250
                                                                                ------------------    -------------------

     Net                                                                        $       139,048       $       115,610
                                                                                ==================    ===================

      Amortization of intangibles for fiscal year 2002 amounted to $17,713 ($7,704 in 2001).

8.        Goodwill


                                                                                        2002                 2001
                                                                                  -----------------     ----------------
     Cost                                                                         $     1,977,830       $     2,094,475
     Less: Accumulated amortization                                                       678,888               509,478
                                                                                  -----------------     ----------------

     Net                                                                          $     1,298,942       $     1,584,997
                                                                                  =================     ================

      Amortization of goodwill for fiscal year 2002 amounted to $201,645 ($210,713 in 2001)

9.    Bank loans

      The company has an available line of credit of $10,400,000 bearing interest at the Canadian prime lending rate plus 0.25% per annum of which $2,100,000 remained unused as at January 31, 2002 and it is renegotiated annually.

      Bank loans are secured by a first ranking moveable hypothec on accounts receivable, inventory and a first ranking universal hypothec in the amount of $31,500,000 on the universality of the borrower's property, movable and immovable, present and future, corporeal and incorporeal. The company also provided a solidary guarantee in the amount of $6,300,000 and a rider designating the Bank as loss payee of the proceeds of all-risk insurance on the property charged as security.

      The company finances its operations mainly through the use of Banker's Acceptances.

      The average cost of financing for fiscal year 2002 is 8,84% (10.54% in 2001).

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2002 and January 31, 2001
(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------

10.   Accounts payable and accrued expenses


                                                                                       2002                 2001
                                                                                 -----------------    -----------------
     Trade payables                                                              $     2,760,644      $     5,366,575
     Accrued expenses                                                                  1,580,889            1,805,737
                                                                                 -----------------    -----------------

                                                                                 $     4,341,533      $     7,172,312
                                                                                 =================    =================

11.   Long-term debt

                                                                                       2002                 2001
                                                                                 -----------------    ------------------
     a)    Government loans, without guarantee nor interest, repayable 15 years after their date of receipt, the first portion of $28,980 is repayable in August 2002 and the second portion of $28,980 is
           repayable in July 2004.                                               $        57,960     $         61,378

     b)    Immigration loans secured by a first ranking universal hypothec bearing interest at variable rates from 5.21% to 5.59% per annum, due on various dates between November 2002 and May 2004. The loans are net of sinking funds since all amounts paid into them
           must be used to repay the loans.                                              789,970              999,564

     c)    Bank term loans bearing interest at variable rates from prime plus
           0.75% and plus 1% and from 7% to 7.99% per annum, due on
           various dates from April 2002 to June 2014.                                   466,487              616,509

     d)    Bank term loans bearing interest at variable rates from the bank's
           American prime rate plus 0.75% and plus 1% per annum, due
           on various dates from March to October 2005.                                3,995,645            4,486,467

     e)    Mezzanine loan bearing interest at the bank's American prime
           rate, due on February 2003.                                                   670,000              868,000

     f)    Obligations under capital leases for machinery and equipment and rolling stock subject to monthly repayments including imputed interest at variable rates between 7.24% to 8.48% per annum, up
           to various dates between April 2002 and September 2005.                       526,360              698,622
                                                                                 -----------------    ------------------

     Balance carried forward                                                           6,506,422            7,730,540
                                                                                 -----------------    ------------------

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2002 and January 31, 2001
(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------

11.   Long-term debt (Continued)


                                                                                       2002                 2001
                                                                                 -----------------    ------------------
     Balance brought forward                                                            6,506,422            7,730,540

     g)    Loans repaid during year                                                             -               72,473
                                                                                 -----------------    ------------------

                                                                                        6,506,422            7,803,013

           Current portion                                                              1,336,058            1,080,412
                                                                                 -----------------    ------------------

                                                                                 $      5,170,364     $      6,722,601
                                                                                 =================    ==================

      Future payment obligations are as follows:

                                                                                Future minimum
                                                                                lease payments
                                                        Future principal         under capital
                                                       payment obligations          leases                 Total
                                                       --------------------   --------------------   ------------------
     2003                                              $       1,209,460      $         164,308      $     1,373,768
     2004                                                      1,196,296                164,302            1,360,598
     2005                                                        983,509                164,297            1,147,806
     2006                                                      1,595,997                 96,896            1,692,893
     2007 and thereafter                                       1,005,950                  8,404            1,014,354
                                                       --------------------   --------------------   ------------------

                                                               5,991,212                598,207            6,589,419

     Less:  Imputed interest                                           -                (82,997)             (82,997)
                                                       --------------------   --------------------   ------------------

                                                       $       5,991,212      $         515,210      $     6,506,422
                                                       ====================   ====================   ==================

12.   Loan payable

      This loan payable to private companies bears interest at prime plus 1%, due on April 15, 2004.

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2002 and January 31, 2001
(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------

13.   Capital stock

      Authorized

            An unlimited number of preferred shares, non-cumulative, voting, no par value

            An unlimited number of common shares, voting, no par value

      Issued


                                                          2002                 2001
                                                     ----------------     ----------------
               2,795,000 Common shares               $     6,752,933      $     6,718,510
                                                     ================     ================

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

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2002 and January 31, 2001
(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------

13.   Capital stock (continued)

      Employee Stock Option Plan

      In 1999, the Company adopted a Stock Option Plan (the "1999 Plan") pursuant to which 650,000 shares of Common Stock are reserved for issuance, 334,000 options are currently issued and outstanding.

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

      In 2001, the Company also adopted the 2001 Stock Option Plan (the "2001 Plan") pursuant to which 500,000 shares of Common stock are reserved for issuance, 121,000 options are currently issued and outstanding.

      On January 4, 2002, the Board granted options under the 2001 Plan to certain members of the Board and certain employees. Subject to certain limitations, the options granted are exercisable one year after issuance. Subsequent to the one-year anniversary date of the grant, the option holders may exercise the option up to 25% per year of the total options granted for the following four years. Each of the options will be fully exercisable on January 4, 2006 and expire on January 4, 2007. The exercise price of the option is $4.20.

      The Plans are administered by the Board of Directors, who will determine, among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock issuable upon the exercise of the options and the option exercise price.

      The 1999 Plan is effective for a period of five years expiring in 2004 and the 2001 Plan is effective for a period of ten years expiring in 2011. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide the company with their skills and expertise. Options granted under the 1999 Plan may be exercisable for up to five years, and ten years for the 2001 Plan, and shall be at an exercise price as determined by the Board. Options are non-transferable except by the laws of descent and distribution or a change in control of Dectron, as defined in the Plans, and are exercisable only by the participant during his or her lifetime. Change in control include (i) the sale of substantially all of the assets of Dectron and merger or consolidation with another company, or (ii) a majority of the Board changes other than by election by the stockholders pursuant to Board solicitation or by vacancies filled by the Board caused by death or resignation of such person.

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

      Option under the Plans must be issued within five years from the effective date of the 1999 Plan and ten years from the effective date of the 2001 Plan.

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2002 and January 31, 2001
(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------

13.   Capital stock (continued)

      Employee Stock Option Plan (continued)

      Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by the company become available again for issuance under the Plans.

      The Plans may be terminated or amended at any time by the Board of Directors, except that the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the Plans may not be increased without consent of the stockholders.

      Share Purchase Plan Receivable

      The SEC staff Accounting Bulletins require that accounts or notes receivable arising from transactions involving capital stock should be presented as deductions from shareholders' equity and not as assets. Accordingly, in order to comply with U.S. GAAP shareholders' equity has been increased by $34,423 at January 31, 2002 (reduced by $131,099 -
      2001), to reflect the loans due from certain employees and officers which relate to the purchase of common shares of the company.


14.   Income taxes

                                                                                        2002                 2001
                                                                                  -----------------    -----------------
     a)   Current                                                                 $       208,264      $       488,343
          Deferred (recovered)                                                           (381,430)            (375,882)
                                                                                  -----------------    -----------------

                                                                                  $      (173,166)     $       112,461
                                                                                  =================    =================

     b)   Income taxes at Canadian statutory rates:                               $       (39,294)     $       300,864

          Increase (decrease) resulting from:
          Large corporations                                                               12,838               10,452
          Manufacturing and processing deduction                                          (70,459)            (132,375)
          Non-deductible expenses                                                          44,102               31,113
          Temporary differences                                                          (642,097)            (166,255)
          Application of losses carried forward                                           (64,921)            (302,094)
          Difference between Canadian statutory rates and
          those applicable to foreign subsidiary                                          437,329              200,544
          Adjustment for prior year's taxes                                               126,124               65,112
          Other                                                                            23,212              105,100
                                                                                  -----------------    -----------------

          Effective income taxes                                                  $      (173,166)     $       112,461
                                                                                  =================    =================

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2002 and January 31, 2001
(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------

14.   Income taxes (continued)

      c) Deferred income taxes represent the tax charges derived from temporary differences between amortization of property, plant and equipment and recognition of deferred revenue, and the actual amounts deducted from or added to the taxable income.

      d) The company has operating losses of $510,000 which can be used to reduce future taxable income. The potential tax benefits of $64,000 relating to the losses have been recognized in the company's accounts. The deductibility of these losses expires in 2007.

      e) The company has recorded investment tax credits of $120,400 which are deductible from income taxes payable in future years.

15.   Commitments

      a) The company is committed to payments under operating leases for its premises totaling $2,679,745. Annual payments for the next five years are as follows:

          2003                                            $        604,654
          2004                                                     568,571
          2005                                                     567,988
          2006                                                     464,397
          2007                                                     474,135
                                                          -----------------

                                                          $      2,679,745
                                                          =================

      b) The company is committed to make monthly payments of $11,855 into sinking funds which are given as security against the immigration loans. The annual payments for the next three years are as follows:

          2003                                            $       142,254
          2004                                                     84,881
          2005                                                      9,828
                                                         -----------------

                                                         $       236,963
                                                         =================

      c) As at January 31, 2002 the company had outstanding letters of credit totaling $100,800.

            These letters of credit were incurred in the normal course of business.

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2002 and January 31, 2001
(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------


16.       Segmented information

                                                                   2002                 2001                 2000
                                                             -----------------    -----------------    -----------------

     a) The breakdown of sales by geographic area is as follows:

          Canada                                             $     7,570,037      $     9,310,780      $    10,615,226
          United States of America                                23,456,911           23,449,133           16,387,614
          International                                            2,259,010            2,301,990            4,400,114
                                                             -----------------    -----------------    -----------------

                                                             $    33,285,958      $    35,061,903      $    31,402,954
                                                             =================    =================    =================

     b)   The   breakdown   of   identifiable   assets  by
          geographic area is as follows:

          Canada                                             $     21,435,449     $     26,337,494     $     23,217,699
          United States                                             9,125,189            8,822,491            4,767,390
                                                             -----------------    -----------------    -----------------

                                                             $     30,560,638     $     35,159,985          $27,985,089
                                                             =================    =================    =================

17.   Financial instruments and credit risk

      Fair Value of Financial Instruments

      The fair value of cash, accounts receivable and accounts payable approximately correspond to their book value given their short-term maturity. The carrying amount of long-term debt approximates fair value because interest rates are close to market value.

      The company has borrowed $1,323,000 in order to finance capital acquisitions (see note 11-b). Concurrently with these borrowings the company acquired an additional $1,512,000 of financing, for which it issued commercial paper of $1,512,000 with similar maturity and terms, as collateral. Since this commercial paper fully satisfies the required principal repayments of the additional financing, they have been offset and neither the asset nor the liability appears on the company's balance sheet.

      Credit Risk

      The company is exposed to credit risk on the accounts receivable from its customers. In order to reduce its credit risk, the company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit limits. In some cases, the company may require bank letters of credit.

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2002 and January 31, 2001
(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------



18.   Selected quarterly financial data (unaudited)


                                                First          Second          Third          Fourth
                   2002                         Quarter        Quarter        Quarter         Quarter           Total
                                          --------------------------------------------------------------------------------
     Sales                                $     9,639,831   $  8,693,307   $   9,965,921   $   4,986,899    $  33,285,958
     Gross Profit                               3,361,825      3,178,350       3,599,576       1,208,050       11,347,801
     Operating earnings                           886,766        846,399         953,196      (1,442,868)       1,243,493
     Net earnings (loss)                          408,761        389,216         528,123      (1,279,035)          47,065
     Earnings (loss) per common share                0.15           0.14            0.19           (0.46)            0.02
     Average  number of common  shares
     outstanding                                2,795,000      2,795,000       2,795,000       2,795,000       2,795,000



                                                First          Second          Third          Fourth
                   2001                         Quarter        Quarter        Quarter         Quarter           Total
                                          --------------------------------------------------------------------------------
     Sales                                $     8,626,887   $ 10,595,294   $   9,407,507   $   6,432,215    $  35,061,903
     Gross Profit                               2,890,677      3,167,551       3,918,231       2,387,914       12,364,373
     Operating earnings                           646,819        886,897         921,271         (26,239)       2,428,748
     Net earnings (loss)                          245,902        288,973         394,303         (71,752)         857,426
     Earnings (loss) per common shares               0.09           0.10            0.14           (0.02)            0.31
     Average  number of common  shares
     outstanding                                2,795,000      2,795,000       2,795,000       2,795,000        2,795,000



19.   Comparative figures

      Certain figures in the 2001 and 2000 financial statements have been reclassified to conform with the basis of presentation used in 2002.