Form 10QSB
period 2002-04-30
DECTRON INTERNATIONALE INC
filed 2002-06-14
CIK 1066042

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended April 30, 2002 or

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 12, 2002, 2,795,000 Common Shares outstanding

         Transitional Small Business Disclosure (check One):

 Yes    [   ]         No [ X ]

                           DECTRON INTERNATIONALE INC.

                                      INDEX

                                                                                                                  PAGE
                                                                                                                  ----

PART I - FINANCIAL INFORMATION

Item 1- Financial Statements

Interim Consolidated Balance Sheets - at April 30, 2002 and January 31, 2002 ................................      2-3

Interim Consolidated Statements of Earnings - For the three months ended
April 30, 2002 and the three months ended April 30, 2001 ....................................................        4

Interim Consolidated Statements of Cash Flows - For the three months ended
April 30, 2002 and three months ended April 30, 2001.........................................................      5-7

Interim Consolidated Statements of Stockholders' Equity......................................................        8

Notes to Interim Financial Statements........................................................................     9-10

Item 2 - Management's Discussion and Analysis of Financial
           Conditions and Results of Operations..............................................................    11-12


SIGNATURES...................................................................................................       13

Item 1. Financial Statements















                           DECTRON INTERNATIONALE INC.
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              AS AT APRIL 30, 2002





                                TABLE OF CONTENTS



Interim Consolidated Balance Sheets                                        2 - 3

Interim Consolidated Statements of Earnings                                    4

Interim Consolidated Statements of Cash Flows                              5 - 7

Interim Consolidated Statements of Stockholders' Equity                        8

Notes to Consolidated Financial Statements                                9 - 10

DECTRON INTERNATIONALE INC.

Interim Consolidated Balance Sheets

As at April 30, 2002 and January 31, 2002

(Amounts Expressed in United States Dollars)                              Page 2
--------------------------------------------------------------------------------


                                                                                            April 30,           January 31,
                                                                                              2002                 2002
                                                                                         ---------------     ---------------

Assets

Current

     Cash                                                                                $       371,148     $        86,727
     Accounts receivable                                                                       9,922,098           8,056,304
     Income taxes receivable                                                                        --                58,313
     Inventory                                                                                 9,328,522           9,186,114
     Prepaid expenses and sundry assets                                                          780,458             555,327
     Deferred income taxes                                                                        46,546              46,546
                                                                                         ---------------     ---------------

                                                                                              20,448,772          17,989,331

Loans receivable                                                                                 423,097             517,164

Property, plant and equipment                                                                  9,654,077           9,804,587

Intangibles                                                                                      134,735             139,048

Goodwill                                                                                       1,314,511           1,298,942

Deferred income taxes                                                                            812,333             811,566
                                                                                         ---------------     ---------------

                                                                                         $    32,787,525     $    30,560,638
                                                                                         ===============     ===============

DECTRON INTERNATIONALE INC.

Interim Consolidated Balance Sheets

As at April 30, 2002 and January 31, 2002

(Amounts Expressed in United States Dollars)                              Page 3
--------------------------------------------------------------------------------

                                                                                            April 30,           January 31,
                                                                                              2002                 2002
                                                                                         ---------------     ---------------

Liabilities

Current

     Bank loans                                                                          $     9,498,684     $     8,326,166
     Accounts payable and accrued expenses                                                     5,048,991           4,341,533
     Current portion of long-term debt                                                           955,219           1,336,058
     Income tax payable                                                                           48,039                --
                                                                                         ---------------     ---------------
                                                                                              15,550,933          14,003,757

Long-term debt                                                                                 5,444,273           5,170,364

Loan payable                                                                                     194,071             192,355

Deferred revenue                                                                               1,400,560           1,343,816
                                                                                         ---------------     ---------------

                                                                                              22,589,837          20,710,292
                                                                                         ---------------     ---------------

Stockholders' equity

Capital stock                                                                                  6,752,933           6,752,933

Treasury stock                                                                                   (88,780)            (88,780)

Accumulated other comprehensive loss                                                            (470,927)           (591,822)

Retained earnings                                                                              4,004,462           3,778,015
                                                                                         ---------------     ---------------

                                                                                              10,197,688           9,850,346
                                                                                         ---------------     ---------------

Total liabilities and stockholders' equity                                               $    32,787,525     $    30,560,638
                                                                                         ===============     ===============

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Earnings

For the Three Month Period Ended April 30, 2002 and April 30, 2001

(Amounts Expressed in United States Dollars)                              Page 4
--------------------------------------------------------------------------------

                                                                                             Three                Three
                                                                                             Months               Months
                                                                                             Ended                Ended
                                                                                            April 30,            April 30,
                                                                                              2002                 2001
                                                                                         ---------------     ---------------

Net Sales                                                                                $     9,049,105     $     9,639,831

     Cost of sales                                                                             6,237,956           6,278,006
                                                                                         ---------------     ---------------

Gross profit                                                                                   2,811,149           3,361,825
                                                                                         ---------------     ---------------

Operating expenses

     Selling                                                                                   1,142,851           1,303,430
     General and administrative                                                                  751,299             791,640
     Depreciation and amortization                                                               316,708             379,989
     Interest expense                                                                            285,781             419,611
                                                                                         ---------------     ---------------

                                                                                               2,496,639           2,894,670
                                                                                         ---------------     ---------------

Income before income taxes                                                                       314,510             467,155

     Income taxes                                                                                 88,063              58,394
                                                                                         ---------------     ---------------

Net Income                                                                               $       226,447     $       408,761
                                                                                         ===============     ===============

Net earnings per common share, basic and diluted                                                    0.08                0.15
                                                                                         ===============     ===============

Weighted average number of common shares outstanding                                           2,795,000           2,795,000
                                                                                         ===============     ===============

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Cash Flows

For the Three Month Period Ending April 30, 2002 and April 30, 2001

(Amounts Expressed in United States Dollars)                              Page 5
--------------------------------------------------------------------------------

                                                                                             Three                Three
                                                                                             Months               Months
                                                                                             Ended                Ended
                                                                                            April 30,            April 30,
                                                                                              2002                 2001
                                                                                         ---------------     ---------------

Cash flows from operation activities:
       Net Income                                                                        $       226,447     $       408,761

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Depreciation and amortization                                                               316,708             379,989
     Increase in accounts receivable                                                          (1,865,794)         (2,422,804)
     Decrease in income taxes receivables                                                         58,313              11,359
     Decrease (increase) in inventory                                                            142,408             (25,496)
     Increase in prepaid expenses and sundry assets                                             (225,131)           (145,153)
     Increase in accounts payable and accrued expenses                                           707,458           1,019,672
     Increase in income taxes payable                                                             48,039                --
     Increase in deferred revenue                                                                 56,744             242,455
     Increase in deferred income taxes                                                              --                15,928
                                                                                         ---------------     ---------------

Net cash used in operating activities                                                           (534,808)           (515,289)
                                                                                         ---------------     ---------------

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Cash Flows

For the Three Month Period Ending April 30, 2002 and April 30, 2001

(Amounts Expressed in United States Dollars)                              Page 6
--------------------------------------------------------------------------------

                                                                                             Three                Three
                                                                                             Months               Months
                                                                                             Ended                Ended
                                                                                            April 30,            April 30,
                                                                                              2002                 2001
                                                                                         ---------------     ---------------

Cash Flows from investing activities:

     Acquisition of property, plant and equipment                                                (19,995)               --
                                                                                         ---------------     ---------------

Net cash used in investing activities                                                            (19,995)               --
                                                                                         ---------------     ---------------

Cash flows from financing activities

     Repayments from share purchase plan                                                            --               106,394
     Repayments from directors                                                                      --               (14,020)
     Repayments from loan receivable                                                              94,067               6,402
     Advances from bank loans                                                                  1,172,518           1,006,602
     Repayments of notes payables                                                                   --               (83,394)
     Advances from (repayments of) long-term debt                                               (106,930)           (113,504)
     Advances from (repayments of) loan payable                                                     --                45,726
                                                                                         ---------------     ---------------

Net cash provided by financing activities                                                      1,159,655             954,206
                                                                                         ---------------     ---------------

Effect of foreign currency exchange rate changes                                                (320,431)           (282,336)
                                                                                         ---------------     ---------------

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Cash Flows

For the Three Month Period Ending April 30, 2002 and April 30, 2001

(Amounts Expressed in United States Dollars)                              Page 7
--------------------------------------------------------------------------------

                                                                                             Three                 Three
                                                                                             Months                Months
                                                                                             Ended                 Ended
                                                                                            April 30,             April 30,
                                                                                              2002                 2001
                                                                                         ---------------     ---------------

NET INCREASE IN CASH AND CASH  EQUIVALENTS                                                       284,421             156,581

     Cash and cash equivalents, beginning of period                                               86,727             145,448
                                                                                         ---------------     ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $       371,148     $       302,029
                                                                                         ===============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Interest paid                                                                       $       167,862     $       290,270
                                                                                         ===============     ===============

     Income taxes paid                                                                   $        32,044     $       208,449
                                                                                         ===============     ===============

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Stockholders' Equity

For the Three Month Period Ending April 30, 2002

(Amounts Expressed in United States Dollars)                              Page 8
--------------------------------------------------------------------------------

                                                                               Cumulative           Other
                                                                                Retained         Comprehensive         Treasury
                                         Number              Amount             Earnings            Income               Stock
                                    ---------------     ---------------     ---------------     ---------------     ---------------

Balance January 31, 1999                  2,795,000     $     6,867,529     $     1,746,761     $       (67,667)    $          --
                                    ===============     ===============     ===============     ===============     ===============

Purchase of 20,000 common
shares                                         --       $          --       $          --       $          --       $       (88,780)
Share purchase plan
receivable                                     --              (499,946)               --                  --                  --
Deferred tax benefit                           --               482,026                --                  --                  --
Foreign currency translation                   --                  --                  --               356,788                --
Net income for the year                        --                  --             1,126,763                --                  --
                                    ---------------     ---------------     ---------------     ---------------     ---------------

Balance January 31, 2000                  2,795,000     $     6,849,609     $     2,873,524     $       289,121     $       (88,780)
                                    ===============     ===============     ===============     ===============     ===============

Share purchase plan
receivable                                     --       $      (131,099)    $          --       $          --       $          --
Foreign currency translation                   --                  --                  --              (303,856)               --
Net income for the year                        --                  --               857,426                --                  --
                                    ---------------     ---------------     ---------------     ---------------     ---------------

Balance January 31, 2001                  2,795,000     $     6,718,510     $     3,730,950     $       (14,735)    $       (88,780)
                                    ===============     ===============     ===============     ===============     ===============

Share purchase plan
receivable                                     --       $        34,423     $          --       $          --       $          --
Foreign currency translation                   --                  --                  --              (577,087)               --
Net income for the year                        --                  --                47,065                --                  --
                                    ---------------     ---------------     ---------------     ---------------     ---------------

Balance January 31, 2002                  2,795,000     $     6,752,933     $     3,778,015     $      (591,822)    $       (88,780)
                                    ===============     ===============     ===============     ===============     ===============

Share purchase plan
receivable                                     --                  --       $          --       $          --       $          --
Foreign currency translation                   --                  --                  --               120,895                --
Net income for the period                      --                  --               226,447                --                  --
                                    ---------------     ---------------     ---------------     ---------------     ---------------

Balance April 30, 2002                    2,795,000     $     6,752,933     $     4,004,462     $      (470,927)    $       (88,780)
                                    ===============     ===============     ===============     ===============     ===============

DECTRON INTERNATIONALE INC.

Notes to Interim Consolidated Financial Statements

As at April 30, 2002 and January 31, 2002

(Amounts Expressed in United States Dollars)                              Page 9
--------------------------------------------------------------------------------


1.       Summary of significant accounting policies

         a)       Basis of Consolidated Financial Statements Presentation

                  These consolidated financial statements include the accounts of Dectron Internationale Inc., Dectron Inc. Consolidated and Circul-aire Group.

                  Dectron Inc. Consolidated is comprised of Dectron Inc. and of its wholly-owned subsidiaries, Refplus Inc., Thermoplus Air Inc., Dectron U.S.A. Inc., and IPAC 2000 Inc. As of February 1, 2002, Fiber Mobile Ltd. and Le Groupe Prodapec (2000)
                  Inc. were wound up into Dectron Inc.

                  Circul-aire Group is comprised of Cascade Technologies
                  Inc., and of its wholly-owned subsidiaries, PM Wright Ltd., and Purafil Canada Inc. As of February 1, 2002, 9048-3140 Quebec Inc. was wound up into Dectron Internationale Inc. and 122248 Canada Inc. was wound up into Cascade Technologies Inc.

                  All inter-company profits, transactions and account balances have been eliminated.


         b)       Foreign Currency Translation

                  The company maintains its books and records in Canadian dollars. The operation of the company's subsidiary in the United States is an integrated corporation. As a result, monetary assets and liabilities in foreign currency are translated into Canadian dollars at exchange rates in effect at the balance sheet date, whereas non-monetary assets and liabilities are translated at the average exchange rates in effect at transaction dates. Income and expenses in foreign currency are translated at the average rate effective during the year with the exception of depreciation and amortization, which is translated at the historical rate. Gains and losses resulting from the translation of foreign currency transactions are included in earnings.

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

DECTRON INTERNATIONALE INC.

Notes to Interim Consolidated Financial Statements

As at April 30, 2002 and January 31,2001

(Amounts Expressed in United States Dollars)                             Page 10
--------------------------------------------------------------------------------

2.      SEGMENTED INFORMATION

                                                                                            April 30,            April 30,
                                                                                              2002                 2001
                                                                                         ---------------     ---------------

a)   The breakdown of sales by geographic area is as follows:

     Canada                                                                              $     3,198,507     $     2,691,290
     United States of America                                                                  5,558,524           6,188,264
     International                                                                               292,074             760,277
                                                                                         ---------------     ---------------

                                                                                         $     9,049,105     $     9,639,831
                                                                                         ===============     ===============

b) The breakdown of identifiable assets by geographic area is as follows:

     Canada                                                                              $    23,691,714     $    28,247,860
     United States                                                                             9,095,811           9,076,412
                                                                                         ---------------     ---------------

                                                                                         $    32,787,525     $    37,324,272
                                                                                         ===============     ===============

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three-month period ended April 30, 2002 compared to three-month period ended April 30, 2001.

         Revenues for the three-month period ended April 30, 2002 were $9,049,105, a 6.1% decrease over prior year revenues of $9,639,831.

         Gross profit decreased by $550,676 to $2,811,149 over the same period. This represents a decrease of 3.8%, expressed in relation to sales.

         Selling and marketing expenses decreased by $160,579 in the three-month period ended April 30, 2002. As a percentage of revenues, selling and marketing expenses decreased from 13.5% to 12.6%.

         General and administrative expenses decreased by $40,341 from $791,640 to $751,299. As a percentage of revenues, general and administrative expenses increased from 8.2% to 8.3%.

         Amortization expenses decreased by $63,281 from $379,989 to $316,708. As a percentage of revenues, amortization expenses decreased from 3.9% to 3.5% of sales.

         Financing expenses decreased by $133,830 from $419,611 to $285,781. As a percentage of revenues, financing expenses decreased from 4.3% to 3.1%

         Income before income taxes was $314,510 a decrease of $152,645 compared to the three-month period ended April 30, 2001. Relative to sales, income before income taxes decreased from 4.9% for the three month period ended April 30, 2001 to 3.5% in the three month period ended April 30, 2002.

         Provisions for Income tax expenses as a percentage of taxable income increased from 12.5% for the 3 month period ended April 30, 2001 to 28% for 2002. Tax expenses increased by $29,669.

         As a result of the above factors, the Company's net income decreased from $408,761 to $226,447 an decrease of 44.6%.

Three-month period ended April 30, 2001 compared to three-month period ended April 30, 2000.

         Revenues for the three-month period ended April 30, 2001 were $9,639,831, a 11.8% increase over prior year revenues of $8,626,887.

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

         As a result of the above factors, the Company's net income increased from $245,902 to $408,761 an increase of 66.2%.

Liquidity and Capital Resources

         The Company had a positive net change in cash of $284,421 for the three-month period ended April 30, 2002. The principal sources of cash were advances from bank loans in the amount of $1,172,518 and an increase of accounts payable in the amount of $707,458. The principal use of cash was an increase in account receivable in the amount of $1,865,794.

         The Company had a positive net change in cash of $156,581 for the three-month period ended April 30, 2001. The principal sources of cash were an increase of accounts payable in the amount of $1,019,672 and advances from bank loans in the amount of $1,006,602. The principal use of cash was an increase in account receivable in the amount of $2,422,804.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DECTRON INTERNATIONALE INC.


June 14, 2002                              By: /s/ Mauro Parissi
                                               --------------------------
                                           Mauro Parissi
                                           Chief Financial Officer and Secretary