Form 10QSB
period 2002-07-31
DECTRON INTERNATIONALE INC
filed 2002-09-13
CIK 1066042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2002

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

         For the transition period from ____________ to ________________

                        Commission file number 001-14503

                           DECTRON INTERNATIONALE INC.
        (Exact name of Small Business Issuer as Specified in Its Charter)


Quebec, Canada                                                   N\A
-----------------------------------                              ---
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

4300 Poirier Blvd.
Montreal, Quebec                                               H4R 2C5
-----------------------------------                            -------
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

         The number of shares outstanding of the registrant's Common Stock, No Par Value, on September 13, 2002 was 2,845,000 shares.

         Transitional Small Business Disclosure Format (check one):

         Yes       No  X
             ---      ---

                           DECTRON INTERNATIONALE INC.
--------------------------------------------------------------------------------
                         QUARTERLY REPORT ON FORM 10-QSB
                                  JULY 31, 2002
                                TABLE OF CONTENTS


                                              PART I - FINANCIAL INFORMATION
                                                                                                             Page Number
                                                                                                             -----------
Item 1.  Financial Statements
          Interim Consolidated Balance Sheets as of July 31, 2002 and January 31, 2002...................         2
          Interim Consolidated Statements of Earnings
            for the three months and six months ended July 31, 2002 and 2001.............................         4
          Interim Consolidated Statements of Cash Flows
            for the six months ended July 31, 2002 and 2001..............................................         6
          Interim Consolidated Statements of Stockholders' Equity
            for the six months ended July 31, 2002.......................................................         9
          Notes to Interim Consolidated Financial Statements.............................................        10

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations........................................................................        12

                                               PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.............................................        14
Item 6.  Exhibits and Reports on Form 8-K................................................................        14

DECTRON INTERNATIONALE INC.

Interim Consolidated Balance Sheets

As at July 31, 2002 and January 31, 2002

(Amounts Expressed in United States Dollars)                              Page 2
--------------------------------------------------------------------------------

                                                                                   July 31,            January 31,
                                                                                     2002                 2002
                                                                                  -----------          -----------
Assets

Current

     Cash                                                                        $   190,982          $    86,727
     Accounts receivable                                                          10,290,948            8,056,304
     Income taxes receivable                                                           -                   58,313
     Inventory                                                                     9,151,672            9,186,114
     Prepaid expenses and sundry assets                                              668,291              555,327
     Deferred income taxes                                                            46,546               46,546
                                                                                 -----------          -----------

                                                                                  20,348,439           17,989,331

Loans receivable                                                                     473,714              517,164

Property, plant and equipment                                                     10,033,881            9,804,587

Intangibles                                                                          195,094              139,048

Goodwill                                                                           1,302,553            1,298,942

Deferred income taxes                                                                811,744              811,566
                                                                                 -----------          -----------

                                                                                 $33,165,425          $30,560,638
                                                                                 ===========          ===========


The accompanying notes are an integral part of these interim consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Balance Sheets

As at July 31, 2002 and January 31, 2002

(Amounts Expressed in United States Dollars)                              Page 3
--------------------------------------------------------------------------------

                                                                                     July 31,           January 31,
                                                                                       2002                2002
                                                                                  -----------          -----------
Liabilities

Current

     Bank loans                                                                   $ 8,954,310          $ 8,326,166
     Accounts payable and accrued expenses                                          5,474,436            4,341,533
     Current portion of long-term debt                                                952,868            1,336,058
      Income tax payable                                                               78,769               -
                                                                                  -----------          -----------

                                                                                   15,460,383           14,003,757

Long-term debt                                                                      5,545,209            5,170,364

Loan payable                                                                          192,182              192,355

Deferred revenue                                                                    1,435,717            1,343,816
                                                                                  -----------          -----------

                                                                                   22,633,491           20,710,292
                                                                                  -----------          -----------

Stockholders' equity

Capital stock                                                                       7,031,733            6,752,933

Treasury stock                                                                        (88,780)             (88,780)

Accumulated other comprehensive loss                                                 (575,082)            (591,822)

Retained earnings                                                                   4,164,063            3,778,015
                                                                                  -----------          -----------

                                                                                   10,531,934            9,850,346
                                                                                  -----------          -----------

Total liabilities and stockholders' equity                                        $33,165,425          $30,560,638
                                                                                  ===========          ===========


The accompanying notes are an integral part of these interim consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Earnings

For the Six Month Period Ended July 31, 2002 and 2001

(Amounts Expressed in United States Dollars)                              Page 4
--------------------------------------------------------------------------------



                                                                                   Six                     Six
                                                                                 Months                  Months
                                                                                  Ended                   Ended
                                                                                July 31,                July 31,
                                                                                  2002                    2001
                                                                               -----------             -----------
Net Sales                                                                      $19,545,319             $18,333,139

     Cost of sales                                                              14,089,638              11,792,963
                                                                               -----------             -----------

Gross profit                                                                     5,455,681               6,540,176
                                                                               -----------             -----------

Operating expenses

     Selling                                                                     2,378,460               2,587,410
     General and administrative                                                  1,296,792               1,446,416
     Depreciation and amortization                                                 694,117                 773,184
     Interest expense                                                              550,135                 821,097
                                                                               -----------             -----------

                                                                                 4,919,504               5,628,107
                                                                               -----------             -----------

Earnings before income taxes                                                       536,177                 912,069

     Income taxes                                                                  150,129                 114,092
                                                                               -----------             -----------

Net Earnings                                                                   $   386,048             $   797,977
                                                                               ===========             ===========

Net earnings per common share, basic and diluted                                      0.14                    0.29
                                                                               ===========             ===========

Weighted average number of common shares outstanding                             2,799,167               2,795,000
                                                                               ===========             ===========


The accompanying notes are an integral part of these interim consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Earnings

For the Three Month Period Ended July 31, 2002 and 2001

(Amounts Expressed in United States Dollars)                              Page 5
--------------------------------------------------------------------------------

                                                                                  Three                   Three
                                                                                 Months                  Months
                                                                                  Ended                   Ended
                                                                                July 31,                July 31,
                                                                                  2002                    2001
                                                                               -----------              ----------
Net Sales                                                                      $10,496,214              $8,693,307


     Cost of sales                                                               7,851,682               5,514,957
                                                                               -----------              ----------

Gross profit                                                                     2,644,532               3,178,350
                                                                               -----------              ----------

Operating expenses

     Selling                                                                     1,235,609               1,283,980
     General and administrative                                                    545,493                 654,776
     Depreciation and amortization                                                 377,409                 393,195
     Interest expense                                                              264,354                 401,485
                                                                               -----------              ----------

                                                                                 2,422,865               2,733,436
                                                                               -----------              ----------

Earnings before income taxes                                                       221,667                 444,914

     Income taxes                                                                   62,066                  55,698
                                                                               -----------              ----------

Net earnings                                                                   $   159,601              $  389,216
                                                                               ===========              ==========

Net earnings per common share, basic and diluted                                      0.06                    0.14
                                                                               ===========              ==========

Weighted average number of common shares outstanding                             2,799,167               2,795,000
                                                                               ===========              ==========

The accompanying notes are an integral part of these interim consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Cash Flows

For the Six Month Period Ending July 31, 2002 and July 31, 2001

(Amounts Expressed in United States Dollars)                              Page 6
--------------------------------------------------------------------------------


                                                                                         Six                  Six
                                                                                       Months                Months
                                                                                        Ended                Ended
                                                                                      July 31,              July 31,
                                                                                        2002                  2001
                                                                                     -----------          -----------

  Operating activities:
   Net earnings                                                                      $   386,048          $   797,977


  Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
       Depreciation and amortization                                                     694,117              773,184
       Increase in accounts receivable                                                (2,234,644)          (1,717,715)
       Decrease (increase) in income taxes receivable                                     58,313              (45,406)
       Decrease (increase) in inventory                                                   34,442             (245,651)
       Increase in prepaid expenses and sundry assets                                   (112,964)            (258,514)
       Increase  (decrease) in accounts payable and accrued expenses                   1,132,903             (572,631)
       Increase in income taxes payable                                                   78,769                -
       Increase in deferred revenue                                                       91,901              448,401
       Increase in deferred income taxes                                                     178               14,918
                                                                                     -----------          -----------

  Net cash provided by (used in) operating activities                                    129,063             (805,437)
                                                                                     -----------          -----------


The accompanying notes are an integral part of these interim consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Cash Flows

For the Six Month Period Ending July 31, 2002 and July 31, 2001

(Amounts Expressed in United States Dollars)                              Page 7
--------------------------------------------------------------------------------

                                                                                   Six                     Six
                                                                                  Months                  Months
                                                                                  Ended                   Ended
                                                                                 July 31,                July 31,
                                                                                   2002                    2001
                                                                                -----------            -----------
Investing activities:

     Acquisition of property, plant and equipment                                (795,828)                 (90,950)
     Acquisition of intangibles                                                   (63,658)                  -
                                                                              -----------              -----------

Net cash used in investing activities                                            (859,486)                 (90,950)
                                                                              -----------              -----------

Financing activities

     Issuance of capital stock                                                    278,800                     -
     Advances from long term debt                                                 400,000                     -
     Repayments from share purchase plan                                             -                     106,394
     Repayments from directors                                                       -                     (14,020)
     Repayments from (advances for) loan receivable                                43,450                 (115,551)
     Advances from bank loans                                                     628,144                1,757,411
     Repayments of note payable                                                     -                      (83,394)
     Repayments of long-term debt                                                (408,345)                (615,375)
     Advances from (repayments of) loan payable                                      (173)                  33,837
                                                                              -----------              -----------

Net cash provided by financing activities                                         941,876                1,069,302
                                                                              -----------              -----------

Effect of foreign currency exchange rate changes                                 (107,198)               (240,185)
                                                                              -----------              -----------

The accompanying notes are an integral part of these interim consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Cash Flows

For the Six Month Period Ending July 31, 2002 and  2001

(Amounts Expressed in United States Dollars)                              Page 8
--------------------------------------------------------------------------------



                                                                                   Six                     Six
                                                                                  Months                  Months
                                                                                  Ended                   Ended
                                                                                 July 31,                July 31,
                                                                                   2002                   2001
                                                                               ------------             ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               104,255                 (67,270)

     Cash and cash equivalents, beginning of period                                 86,727                 145,448
                                                                               ------------             ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $   190,982              $   78,178
                                                                               ===========              ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Interest paid                                                             $   303,155              $  305,134
                                                                               ===========              ==========

     Income taxes paid                                                         $    65,023              $  324,107
                                                                               ===========              ==========

The accompanying notes are an integral part of these interim consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Stockholders' Equity

For the Six Month Period Ending July 31, 2002

(Amounts Expressed in United States Dollars)                              Page 9
--------------------------------------------------------------------------------



                                                                        Cumulative           Other
                                                                         Retained        Comprehensive        Treasury
                                     Number            Amount            Earnings            Income             Stock
                                    ---------       -----------        -----------        ----------         ---------
Balance January 31, 1999            2,795,000        $ 6,867,529       $ 1,746,761        $  (67,667)        $   -
                                    =========       ===========        ===========        ==========         =========
Purchase of 20,000
common shares                          -             $   -             $    -             $    -             $ (88,780)
Share purchase plan
receivable                             -               (499,946)            -                  -                 -
Deferred tax benefit                   -                482,026             -                  -                 -
Foreign currency translation           -                 -                  -                356,788             -
Net earnings for the year              -                 -               1,126,763              -                -
                                    ---------       -----------        -----------        ----------         ---------

Balance January 31, 2000            2,795,000       $ 6,849,609        $ 2,873,524        $  289,121         $ (88,780)
                                    =========       ===========        ===========        ==========         =========
Share purchase plan
receivable                             -            $  (131,099)       $    -             $    -             $   -
Foreign currency
translation                            -                 -                (303,856)            -                 -
Net earnings for the year              -                 -                 857,426             -                 -
                                    ---------       -----------        -----------        ----------         ---------

Balance January 31, 2001            2,795,000       $ 6,718,510        $ 3,730,950        $  (14,735)        $ (88,780)
                                    =========       ===========        ===========        ==========         =========

Share purchase plan
receivable                             -            $    34,423        $    -             $    -             $   -
Foreign currency translation           -                 -                  -               (577,087)            -
Net earnings for the year              -                 -                  47,065            -                  -
                                    ---------       -----------        -----------        ----------         ---------

Balance January 31, 2002            2,795,000       $ 6,752,933        $ 3,778,015        $ (591,822)        $ (88,780)
                                    =========       ===========        ===========        ==========         =========
Issuance of 50,000 shares              50,000       $   278,800        $    -             $    -             $   -
Share purchase plan
receivable                             -                 -                  -                  -                 -
Foreign currency translation           -                 -                  -                 16,740             -
Net earnings for the period            -                 -                 386,048             -                 -
                                    ---------       -----------        -----------        ----------         ---------

Balance July 31, 2002               2,845,000       $ 7,031,733        $ 4,164,063        $ (575,082)        $ (88,780)
                                    =========       ===========        ===========        ==========         =========

The accompanying notes are an integral part of these interim consolidated financial statements.

DECTRON INTERNATIONALE INC.

Notes to Interim Consolidated Financial Statements

As at July 31, 2002 and January 31, 2002

(Amounts Expressed in United States Dollars)                             Page 10
--------------------------------------------------------------------------------



1. Summary of significant accounting policies

   a) Basis of Consolidated Financial Statements Presentation

      These consolidated financial statements include the accounts of Dectron Internationale Inc., Dectron Inc. Consolidated, Circul-aire Group and International Water Maker's Inc.

      Dectron Inc. Consolidated is comprised of Dectron Inc. and of its wholly-owned subsidiaries, Refplus Inc., Thermoplus Air Inc., Dectron U.S.A. Inc., and IPAC 2000 Inc. As of February 1st, 2002, Fiber Mobile Ltd. and Le Groupe Prodapec (2000) Inc. were wound up in Dectron Inc.

      Circul-aire Group is comprised of Cascade Technologies Inc., and of its wholly-owned subsidiaries, PM Wright Ltd., Purafil Canada Inc. As of February 1st, 2002, 9048-3140 Quebec Inc. was wound up into Dectron Internationale Inc. and 122248 Canada Inc. was wound up into Cascade Technologies Inc.

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

DECTRON INTERNATIONALE INC.

Notes to Interim Consolidated Financial Statements

As at July 31, 2002 and January 31,2002

(Amounts Expressed in United States Dollars)                             Page 11
--------------------------------------------------------------------------------

2. Segmented information

                                                                                 July 31,              July 31,
                                                                                   2002                  2001
                                                                             -------------           ------------
a) The breakdown of sales by geographic area is as follows:

   Canada                                                                    $  7,318,325            $ 5,109,629
   United States of America                                                    11,323,376             12,062,999
   International                                                                  903,618              1,160,511
                                                                             -------------           ------------

                                                                             $ 19,545,319            $ 18,333,139
                                                                             =============           ============

b) The breakdown of identifiable assets by geographic area is as follows:

   Canada                                                                    $  25,384,663           $ 28,060,831
   United States of America                                                      7,780,762              8,717,569
                                                                             -------------           ------------
                                                                             $  33,165,425           $ 36,778,400
                                                                             =============           ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and the other historical financial information of Dectron Internationale Inc. contained elsewhere in this Form 10-QSB. The statements contained in this Form 10-QSB that are not historical and are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, including statements regarding Dectron Internationale Inc. expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include Dectron Internationale Inc.'s statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Form 10-QSB are based on information available to Dectron Internationale Inc. on the date hereof, and Dectron Internationale Inc. assumes no obligation to update any such forward-looking statement. It is important to note that Dectron Internationale Inc.'s actual results could differ materially from those in such forward-looking statements. All dollar amounts stated throughout this Form-10QSB are in US dollars unless otherwise indicated.

         Results of Operations

Six-month period ended July 31, 2002 compared to Six-month period ended July 31, 2001.

         Revenues for the six-month period ended July 31, 2002 were $19,545,319, a 6.61% increase over prior year of $18,333,139.

         Gross profit decreased by $1,084,495 to $5,455,681 over the same period in 2001. This represents a decrease of 16.58%, expressed in relation to sales. Gross profit decreased by 16.58% compared to an increase in sales of 6.61% for the six month period ended July 31,2002.

         Selling and marketing expenses decreased by $208,950 for the six-month period ended July 31, 2002 from $2,587,410 to $2,378,460. As a percentage of revenues, selling and marketing expenses decreased from 14.11% to 12.17% during the six months ended July 31, 2002.

         General and administrative expenses decreased by $149,624 from $1,446.416 to $1,296,792. As a percentage of revenues, general and administrative expenses decreased from 7.89% to 6.63%.

         Amortization expenses decreased by $79,067 from $773,184 to $694,117. As a percentage of revenues, amortization expenses decreased from 4.22% to 3.55%

         Financing expenses decreased by $270,962 from $821,097 to $550,135. As a percentage of revenues, financing expenses decreased from 4.48% to 2.81%.

         Earnings before income taxes was $536,177, a decrease of $375,892 compared to the six-month period ended July 31, 2001. Relative to sales, earnings before income taxes decreased from 4.97% for the six-month period ended July 31, 2001 to 2.74% in the six-month period ended July 31, 2002.

         Provisions for Income tax as a percentage of taxable earnings increased from 12.51% for the six month ended July 31, 2001 to 28% for 2002. Tax expenses increased by $36,037 because of the increase in applicable tax rate.

         As a result of the above factors, Dectron's net earnings decreased from $797,977 to $386,048 a decrease of 51.62%.


Three-month period ended July 31, 2002 compared to Three-month period ended July 31, 2001.

         Revenues for the three-month period ended July 31, 2002 were $10,496,214, a 20.74% increase over prior year revenues of $ 8,693,307.

         Gross profit decreased by $533,818 to $2,644,532 over the same period. This represents a decrease of 16.8%, expressed in relation to sales. Gross profit decreased by 16.8% compared to an increase in sales of 20.74%.

         Selling and marketing expenses decreased by $48,371 in the three-month period ended July 31, 2002. As a percentage of revenues, selling and marketing expenses decreased from 14.77% to 11.77%.

         General and administrative expenses decreased by $109,283 to $545,493. As a percentage of revenues, general and administrative expenses decreased from 7.53% to 5.20%.

         Amortization expenses decreased by $15,786 from $393,195 to $377,409. As a percentage of revenues, amortization expenses decreased from 4.52% to 3.6%.

         Financing expenses decreased by $137,131 from $401,485 to $264,354. As a percentage of revenues, financing expenses decreased from 4.62% to 2.52%.

         Earnings before income taxes were $221,667 a decrease of $223,247 compared to the three-month period ended July 31, 2001. Relative to sales, earnings before income taxes decreased from 5.12% for the three-month period ended July 31, 2001 to 2.11% in the three-month period ended July 31, 2002.

         Provisions for Income tax as a percentage of taxable income increased from 12.5% for the three-month ended July 31, 2001 to 28% for 2002. Therefore the tax expenses has increased by $6,368.

         As a result of the above factors, Dectron's net earnings decreased from $389,216 to $159,601, a decrease of 59%.

Liquidity and Capital Resources

         The Company had a positive net change in cash of $104,255 for the six-month period ended July 31, 2002. The principal sources of cash were from an increase in accounts payable in the amount of $1,132,903, advances of bank loans in the amount of $628,144, advance for long-term debt of $400,000, and depreciation and amortization of $694,117. Principal uses of cash were an increase in accounts receivable in the amount of $2,234,644 and the acquisition of assets in the amount of $795,828.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On August 29, 2002, the Company held its 2002Annual Meeting of Shareholders. At the annual meeting, the Company's shareholders were asked to vote upon: (i) the election of six directors to serve for the ensuing year; and
(ii) the appointment of an independent accounting firm for the ensuing year.

          The following persons were elected as directors of the company for the ensuing year by the votes next to such persons name:

                           For         Against       Withheld

Ness Lakdawala          2,047,662         0            100
Roshan Katrak           2,047,662         0            100
Mauro Parissi           2,047,662         0            100
Leena Lakdawala         2,047,662         0            100
Liam Cheung             2,047,662         0            100
Gilles Richard          2,047,662         0            100

         Ness Lakdawala, Roshan Katrak, Mauro Parissi, Leena Lakdawala, Liam Cheung and Gilles Richard were duly elected as Directors of the Company to serve until the Annual Meeting of Shareholders in the year 2003 or until their respective successors have been duly elected and qualified.

         Schwartz, Levitsky, Feldman, llp was approved to act as the Company's independent chartered accountants for the ensuing year by the following vote:

          For                       Against                    Abstain

          2,047,162                 500                        0



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 99.1 - Certification of Ness Lakdawala, Chief Executive Officer

         Exhibit 99.2 - Certification of Mauro Parissi, Chief Financial Officer

     (b) Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the six-month period ended July 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DECTRON INTERNATIONALE INC.


Dated: September 13, 2002                   By: /s/ Mauro Parissi
                                                --------------------------------
                                                    Mauro Parissi
                                                    Chief Financial Officer

                                  CERTIFICATION

I, Ness Lakdawala, Chairman of the Board, Chief Executive Officer and President, of Dectron Internationale Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Dectron Internationale Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002
                                 By: /s/ Ness Lakdawala
                                     --------------------------------------
                                         Ness Lakdawala, Chairman of the Board,
                                         Chief Executive Officer and President


EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representation 4, 5 and 6 of the Certifications as set forth in Form 10-QSB have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release 34-46427, because this Quarterly Report of Form 10-QSB covers a period ending prior to the effective date of Rules 13a-14 and 15d-14.

                                  CERTIFICATION

I, Mauro Parissi, Chief Financial Officer, of Dectron Internationale Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Dectron Internationale Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002
                                          By: /s/ Mauro Parissi
                                              ------------------------------
                                                  Mauro Parissi
                                                  Chief Financial Officer


EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representation 4, 5 and 6 of the Certifications as set forth in Form 10-QSB have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release 34-46427, because this Quarterly Report of Form 10-QSB covers a period ending prior to the effective date of Rules 13a-14 and 15d-14.