Form 10QSB
period 2002-10-31
DECTRON INTERNATIONALE INC
filed 2002-12-13
CIK 1066042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2002

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

         For the transition period from ____________ to ________________

                        Commission file number 001-14503

                           DECTRON INTERNATIONALE INC.
        (Exact name of Small Business Issuer as Specified in Its Charter)


Quebec, Canada                                                       N\A
-----------------------------------                    ------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

4300 Poirier Blvd.
Montreal, Quebec                                                        H4R 2C5
-----------------------------------                                     -------
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

     The number of shares outstanding of the registrant's Common Stock, No Par Value, on December 12, 2002 was 2,916,500 shares.

     Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

                           DECTRON INTERNATIONALE INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                                OCTOBER 31, 2002

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

                                                                                                     Page Number
Item 1. Financial Statements
        Interim Consolidated Balance Sheets as of October 31, 2002 and January 31, 2002...................3
        Interim Consolidated Statements of Earnings
         for the nine months ended October 31, 2002 and 2001..............................................5
        Interim Consolidated Statements of Earnings
         for the three months ended October 31, 2002 and 2001.............................................6
        Interim Consolidated Statements of Cash Flows
         for the nine months ended October 31, 2002 and 2001..............................................7
        Interim Consolidated Statements of Stockholders' Equity
         for the nine months ended October 31, 2002 and 2001.............................................10
        Notes to Interim Consolidated Financial Statements...............................................11

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................................................13

Item 3. Controls and Procedures..........................................................................14



DECTRON INTERNATIONALE INC.

Interim Consolidated Balance Sheets

As at October 31, 2002 and January 31, 2002

(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------


                                                      October 31,    January 31,
                                                         2002           2002
                                                     ------------   ------------
Assets

Current

   Cash                                              $    602,368   $     86,727
   Accounts receivable                                  9,626,126      8,056,304
   Income taxes receivable                                   --           58,313
   Inventory                                            8,935,798      9,186,114
   Prepaid expenses and sundry assets                     570,425        555,327
   Deferred income taxes                                   46,546         46,546
                                                     ------------   ------------

                                                       19,781,263     17,989,331

Loans receivable                                          522,904        517,164

Property, plant and equipment                          10,153,186      9,804,587

Intangibles                                               193,827        139,048

Goodwill                                                1,326,729      1,298,942

Deferred income taxes                                     812,791        811,566
                                                     ------------   ------------

                                                     $ 32,790,700   $ 30,560,638
                                                     ============   ============


The accompanying notes are an integral part of these interim consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Balance Sheets

As at October 31, 2002 and January 31, 2002

(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------


                                                     October 31,    January 31,
                                                        2002           2002
                                                    ------------   ------------
Liabilities

Current

   Bank loans                                       $  8,634,752   $  8,326,166
   Accounts payable and accrued expenses               4,877,112      4,341,533
   Current portion of long-term debt                     929,380      1,336,058
   Income tax payable                                    171,837           --
                                                    ------------   ------------

                                                      14,613,081     14,003,757

Long-term debt                                         5,453,834      5,170,364

Loan payable                                             124,322        192,355

Deferred revenue                                       1,760,685      1,343,816
                                                    ------------   ------------

                                                      21,951,922     20,710,292
                                                    ------------   ------------

Stockholders' equity

Capital stock                                          6,962,836      6,752,933

Treasury stock                                           (88,780)       (88,780)

Accumulated other comprehensive loss                    (402,122)      (591,822)

Retained earnings                                      4,366,844      3,778,015
                                                    ------------   ------------

                                                      10,838,778      9,850,346
                                                    ------------   ------------

Total liabilities and stockholders' equity          $ 32,790,700   $ 30,560,638
                                                    ============   ============

The accompanying notes are an integral part of these interim consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Earnings

For the Nine Month Period Ended October 31, 2002 and 2001

(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------


                                                         Nine           Nine
                                                        Months         Months
                                                         Ended          Ended
                                                      October 31,    October 31,
                                                         2002           2001
                                                     ------------   ------------
Net Sales                                            $ 29,738,616   $ 28,299,060

   Cost of sales                                       21,260,162     18,159,308
                                                     ------------   ------------

Gross profit                                            8,478,454     10,139,752
                                                     ------------   ------------

Operating expenses

   Selling                                              3,806,318      3,886,551
   General and administrative                           2,010,008      2,418,703
   Depreciation and amortization                        1,028,214      1,148,136
   Interest expense                                       816,096      1,170,819
                                                     ------------   ------------

                                                        7,660,636      8,624,209
                                                     ------------   ------------

Earnings before income taxes                              817,818      1,515,543

   Income taxes                                           228,989        189,443
                                                     ------------   ------------

Net Earnings                                         $    588,829   $  1,326,100
                                                     ============   ============

Net earnings per common share, basic and diluted             0.21           0.47
                                                     ============   ============

Weighted average number of common shares outstanding    2,814,444      2,795,000
                                                     ============   ============


The accompanying notes are an integral part of these interim consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Earnings

For the Three Month Period Ended October 31, 2002 and 2001

(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------


                                                         Three          Three
                                                        Months         Months
                                                         Ended          Ended
                                                      October 31,    October 31,
                                                         2002           2001
                                                     ------------   ------------
Net Sales                                            $ 10,193,297   $  9,965,921

   Cost of sales                                        7,170,524      6,366,345
                                                     ------------   ------------

Gross profit                                            3,022,773      3,599,576
                                                     ------------   ------------

Operating expenses

   Selling                                              1,427,858      1,299,141
   General and administrative                             713,216        972,287
   Depreciation and amortization                          334,097        374,952
   Interest expense                                       265,961        349,722
                                                     ------------   ------------

                                                        2,741,132      2,996,102
                                                     ------------   ------------

Earnings before income taxes                              281,641        603,474

   Income taxes                                            78,860         75,351
                                                     ------------   ------------

Net earnings                                         $    202,781   $    528,123
                                                     ============   ============

Net earnings per common share, basic and diluted             0.07           0.19
                                                     ============   ============

Weighted average number of common shares outstanding    2,814,444      2,795,000
                                                     ============   ============


The accompanying notes are an integral part of these interim consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Cash Flows

For the Nine Month Period Ending October 31, 2002 and  2001

(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------


                                                                                                          Nine              Nine
                                                                                                         Months            Months
                                                                                                         Ended             Ended
                                                                                                      October 31,       October 31,
                                                                                                          2002              2001
                                                                                                     ------------      ------------
Operating activities:
Net earnings                                                                                         $    588,829      $  1,326,100


Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation and amortization                                                                        1,028,214         1,148,136
   Increase in accounts receivable                                                                     (1,569,822)       (3,047,024)
   Decrease in income taxes receivable                                                                     58,313           193,250
   Decrease (increase) in inventory                                                                       250,316          (208,275)
   Increase (decrease) in prepaid expenses and sundry assets                                              (15,098)           15,102
   Increase (decrease) in accounts payable and accrued expenses                                           535,579            47,608
   Increase in income taxes payable                                                                       171,837              --
   Increase in deferred revenue                                                                           416,869           909,558
   Increase in deferred income taxes                                                                        1,225           171,161
                                                                                                     ------------      ------------

  Net cash provided by  operating activities                                                            1,466,262           555,616
                                                                                                     ------------      ------------


The accompanying notes are an integral part of these interim consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Cash Flows

For the Nine Month Period Ending October 31, 2002 and  2001

(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------


                                                                                                         Nine              Nine
                                                                                                        Months            Months
                                                                                                        Ended             Ended
                                                                                                      October 31,       October 31,
                                                                                                         2002              2001
                                                                                                     ------------      ------------
Investing activities:

   Acquisition of property, plant and equipment                                                        (1,174,107)         (111,987)
   Acquisition of patents and  trademarks                                                                 (63,658)          (44,152)
                                                                                                     ------------      ------------

Net cash used in investing activities                                                                  (1,237,765)         (156,139)
                                                                                                     ------------      ------------

Financing activities

   Issuance of capital stock                                                                              278,800              --
   Advances from long-term debt                                                                           400,000              --
   Repayments (Advances) from share purchase plan receivable                                              (68,897)          106,394
   Repayments from directors                                                                                 --             (14,020)
   Advances from  loans receivable                                                                         (5,740)         (113,975)
   Advances from bank loans                                                                               308,586         1,320,525
   Repayments of note payable                                                                                --             (83,394)
   Repayments of long-term debt                                                                          (523,208)         (976,894)
   Advances from (repayments of) loan payable                                                             (68,033)           36,398
                                                                                                     ------------      ------------

Net cash provided by financing activities                                                                 321,508           275,034
                                                                                                     ------------      ------------

Effect of foreign currency exchange rate changes                                                          (34,364)         (655,075)
                                                                                                     ------------      ------------


The accompanying notes are an integral part of these interim consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Cash Flows

For the Nine Month Period Ending October 31, 2002 and 2001

(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------


                                                                                                         Nine              Nine
                                                                                                        Months            Months
                                                                                                         Ended             Ended
                                                                                                      October 31,       October 31,
                                                                                                         2002              2001
                                                                                                     ------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                 515,641            19,436

   Cash and cash equivalents, beginning of period                                                          86,727           145,448
                                                                                                     ------------      ------------

CASH AND CASH EQuIVALENTS, END OF PERIOD                                                             $    602,368      $    164,884
                                                                                                     ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Interest paid                                                                                     $    556,890      $    901,751
                                                                                                     ============      ============

   Income taxes paid                                                                                 $    142,224      $    413,829
                                                                                                     ============      ============


The accompanying notes are an integral part of these interim consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Stockholders' Equity

For the Nine Month Period Ending October 31, 2002

(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------


                                                                                         Cumulative        Other
                                                                                          Retained     Comprehensive      Treasury
                                                            Number         Amount         Earnings        Income           Stock
                                                         ------------   ------------    ------------   -------------   ------------
Balance January 31, 1999                                    2,795,000   $  6,867,529    $  1,746,761   $    (67,667)   $       --
                                                         ============   ============    ============   ============    ============
Purchase of 20,000 common shares                                 --     $       --      $       --     $       --      $    (88,780)
Share purchase plan receivable                                   --         (499,946)           --             --              --
Deferred tax benefit                                             --          482,026            --             --              --
Foreign currency translation                                     --             --              --          356,788            --
Net earnings for the year                                        --             --         1,126,763           --              --
                                                         ------------   ------------    ------------   ------------    ------------

Balance January 31, 2000                                    2,795,000   $  6,849,609    $  2,873,524   $    289,121    $    (88,780)
                                                         ============   ============    ============   ============    ============

Share purchase plan receivable                                   --     $   (131,099)   $       --     $       --      $       --
Foreign currency translation                                     --             --              --         (303,856)           --
Net earnings for the year                                        --             --           857,426           --              --
                                                         ------------   ------------    ------------   ------------    ------------

Balance January 31, 2001                                    2,795,000   $  6,718,510    $  3,730,950   $    (14,735)   $    (88,780)
                                                         ============   ============    ============   ============    ============

Share purchase plan receivable                                   --     $     34,423    $       --     $       --      $       --
Foreign currency translation                                     --             --              --         (577,087)           --
Net earnings for the year                                        --             --            47,065           --              --
                                                         ------------   ------------    ------------   ------------    ------------

Balance January 31, 2002                                    2,795,000   $  6,752,933    $  3,778,015   $   (591,822)   $    (88,780)
                                                         ============   ============    ============   ============    ============

Issuance of 50,000 shares                                      50,000   $    278,800    $       --     $       --      $       --
Share purchase plan receivable                                   --          (68,897)           --             --              --
Foreign currency translation                                     --             --              --          189,700            --
Net earnings for the period                                      --             --           588,829           --              --
                                                         ------------   ------------    ------------   ------------    ------------

Balance October 31, 2002                                    2,845,000   $  6,962,836    $  4,366,844   $   (402,122)   $    (88,780)
                                                         ============   ============    ============   ============    ============


The accompanying notes are an integral part of these interim consolidated financial statements.

DECTRON INTERNATIONALE INC.

Notes to Interim Consolidated Financial Statements

As at October 31, 2002 and January 31, 2002

(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------


1. Summary of significant accounting policies

   a) Basis of Consolidated Financial Statements Presentation

      These consolidated financial statements include the accounts of Dectron Internationale Inc., Dectron Inc. Consolidated, Circul-aire Group and International Water Maker's Inc..

      Dectron Inc. Consolidated is comprised of Dectron Inc. and of its wholly-owned subsidiaries, Refplus Inc., Thermoplus Air Inc., Dectron U.S.A. Inc., and IPAC 2000 Inc. As of February 1st, 2002, Fiber Mobile Ltd. and Le Groupe Prodapec (2000) Inc. were wound up in Dectron Inc.

      Circul-aire Group is comprised of Cascade Technologies Inc., and of its wholly-owned subsidiaries, Circul-Aire Inc. Purafil Canada Inc. As of February 1st, 2002, 9048-3140 Quebec Inc. was wound up into Dectron Internationale Inc. and 122248 Canada Inc. was wound up into Cascade Technologies Inc.

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

DECTRON INTERNATIONALE INC.

Notes to Interim Consolidated Financial Statements

As at October 31, 2002 and January 31,2002

(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------


2. Segmented information

                                                                                                      October 31,       October 31,
                                                                                                         2002              2001
                                                                                                     ------------      ------------
a) The breakdown of sales by geographic area is as follows:

   Canada                                                                                            $ 10,798,036      $  8,215,669
   United States of America                                                                            17,638,443        17,995,219
   International                                                                                        1,302,137         2,088,172
                                                                                                     ------------      ------------

                                                                                                     $ 29,738,616      $ 28,299,060
                                                                                                     ============      ============

b) The breakdown of identifiable assets by geographic area is as follows:

   Canada                                                                                            $ 24,703,745      $ 25,270,904
   United States of America                                                                             8,086,955         8,424,120
                                                                                                     ------------      ------------

                                                                                                     $ 32,790,700      $ 33,695,024
                                                                                                     ============      ============


3. Subsequent Event

   Subsequent to October 31, 2002, Dectron Internationale sold a division for a total consideration of $2,200,000 CDN.

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

Results of Operations

Nine-month period ended October 31, 2002 compared to Nine-month period ended October 31, 2001.

   Revenues for the nine-month period ended October 31, 2002 were $29,738,616 a 5.09% increase over the nine- month period ended October 31, 2001 of $28,299,060.

   Gross profit decreased for the nine-month period ended October 31, 2002 by $1,661,298 to $8,478,454 over the same period in 2001. This represents a decrease of 16.38%, expressed in relation to sales.

   Selling expenses decreased by $80,233 for the nine-month period ended October 31, 2002 from $3,886,551 to $3,806,318. As a percentage of revenues, selling expenses decreased from 13.73% to 12.80% during the nine-month period ended October 31, 2002.

   General and administrative expenses decreased by $408,695 from $2,418,703 to $2,010,008. As a percentage of revenues, general and administrative decreased from 8.55% to 6.76%.

   Depreciation and amortization expenses decreased by $119,922 from $1,148,136 to $1,028,214. As a percentage of revenues, depreciation and amortization expenses decreased from 4.06% to 3.46%.

   Financing expenses decreased by $354,723 from $1,170,819 to $816,096. As a percentage of revenues, financing expenses decreased from 4.14% to 2.74%.

   Earnings before income taxes were of $817,818, a decrease of $697,725 compared to the nine-month period ended October 31, 2001. Relative to sales, earnings before income taxes decreased from 5.36% for the nine-month period ended October 31, 2001 to 2.75% in the nine-month period ended October 31, 2002.

   Provision for Income taxes as a percentage of taxable earnings increased from 12.50% for the nine-month period ended October 31, 2001 to 28% for 2002. Tax expenses increased by $39,546 because of the increase in tax rate applicable.

   As a result of the above factors, the Company's net earnings decreased from $1,326,100 to $588,829 a decrease of $737,271 or 55.60%.

Three-month period ended October 31, 2002 compared to Three-month period ended October 31, 2001.

   Revenues for the three-month period ended October 31, 2002 were $10,193,297 a 2.28% increase over revenue for the three-month period ended October 31, 2001 of $9,965,921.

   Gross profit decreased by $576,803 to $3,022,773 over the same period. Gross profit decreased by 16.02% compared to an increase in sales of 2.28%.

   Selling expenses increased by $128,717 in the three-month period ended October 31, 2002. As a percentage of revenues, selling expenses increased from 13.04% to 14.01%

   General and administrative expenses decreased by $259,071 to $713,216. As a percentage of revenues, general and administrative decreased from 9.76% to 7.00%.

   Depreciation and amortization expenses decreased by $40,855 from $374,952 to $334,097. As a percentage of revenues, depreciation and amortization expenses decrease from 3.76% to 3.28%.

   Financing expenses decreased by $83,761 from $349,722 to $265,961. As a percentage of revenues, financing expenses decreased from 3.51% to 2.61%.

   Earnings before income taxes were of $281,641, a decrease of $321,833 compared to the three-month period ended October 31, 2001. Relative to sales, income before income taxes decreased from 6.06% for the three-month period ended October 31, 2001 to 2.76% in the three-month period ended October 31, 2002.

   Provision for income taxes as a percentage of taxable earnings increased from 12.49% for the three-month period ended October 31, 2001 to 28.00% for the three-month period ended October 31, 2002.

   As a result of the above factors, the Company's net earnings decreased from $528,123 to $202,781, a decrease of 61.60%.

Liquidity and Capital Resources

   The Company had a positive net change in cash of $515,641 for the nine-month period ended October 31, 2002. The principal sources of cash were net earnings in the amount of $588,829, and depreciation and amortization of $1,028,214. Principal uses of cash were an increase in accounts receivable in the amount of $1,569,822 and acquisition of equipment in the amount of $1,174,107.

   As at October 31, 2002, the Company had an available line of credit of $10,400,00 of which $7,920,010 was used bearing interest at the Canadian prime lending rate plus 0.25% per annum.

ITEM 3. CONTROLS AND PROCEDURES

   Immediately following the signature page of this report is the Certification that is required under Section 302 of the Sarbanes-Oxley Act of 2002. This section of the report contains information concerning the controls evaluation referred to in the Section 302 Certifications and the information contained herein should be read in conjunction with the Certification.

   Internal controls are designed with the objective of ensuring that assets are safeguarded, transactions are authorized, and financial reports are prepared on a timely basis in accordance with generally accepted accounting principles in the United States. The disclosure procedures are designed to comply with the regulations established by the Securities and Exchange Commission.

   Internal controls, no matter how designed, have limitations. It is the Company's intent that the internal controls be conceived to provide adequate, but not absolute, assurance that the objectives of the controls are met on a consistent basis. Management plans to continue its review of internal controls and disclosure procedures on an ongoing basis.

   The Company's principal executive officer and principal financial officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures as of October 31, 2002 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

   There were no significant changes in the Company's internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the date of their evaluation.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    DECTRON INTERNATIONALE INC.


Dated: December 13, 2002                            By: /s/ Mauro Parissi
                                                        ------------------------
                                                        Mauro Parissi
                                                        Chief Financial Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002
                                      By: /s/ Ness Lakdawala
                                          ------------------
                                          Ness Lakdawala, Chairman of the Board,
                                          Chief Executive Officer and President

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002
                                                     By: /s/ Mauro Parissi
                                                         -----------------
                                                         Mauro Parissi
                                                         Chief Financial Officer