Form 10KSB
period 2003-01-31
DECTRON INTERNATIONALE INC
filed 2003-05-01
CIK 1066042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   -----------

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the year ended January 31, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X | No | |

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes X No __

         The issuer's revenues for the most recent fiscal year were $ 36,883,064

         The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price on April 28, 2003 of $4.01 was approximately $ 4,128,524

         As of April 28, 2003, there were 2,919,500 shares of Common Stock, no par value per share, outstanding.

         Documents incorporated by reference: None.

                           DECTRON INTERNATIONALE INC.
                        2003 ANNUAL REPORT ON FORM 10-KSB

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

                                PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matter ..........................11
Item 6.      Management's Discussion and Analysis of Financial Condition and Results of
              Operations....................................................................................12
Item 7.      Financial Statements...........................................................................17
Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosures...................................................................................17

                               PART III

Item 9.      Directors and Executive Officers of the Registrant.............................................18
Item 10.     Executive Compensation.........................................................................21
Item 11.     Security Ownership of Certain Beneficial Owners and Management.................................25
Item 12.     Certain Relationships and Related Transactions.................................................26
Item 13.     Exhibits, Financial Statement Schedules and Reports on Form 8-K................................28
Item 14.     Controls and Procedures........................................................................28


Signatures..................................................................................................29

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

         The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of United States dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per US$1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. On April 28, 2003, the exchange rate was Cdn$
0.6904 per US$ 1.00.



Year Ended December 31,                   1998        1999        2000         2001          2002
----------------------                    ----        ----        ----         ----          ----
Rate at end of period                    $0.6532     $0.6929     $0.6669      $0.6267       $0.6572

Average rate during period                0.6745      0.6730      0.6733       0.6444        0.6388

High                                      0.7061      0.6929      0.6984       0.6697        0.6596

Low                                       0.6376      0.6582      0.6410       0.6241        0.6206

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

         Unless otherwise indicated, all reference to "Dectron," "us," "our" and "we" refer to Dectron Internationale Inc. and its wholly-owned subsidiaries:
Dectron Inc. ("Dectron Inc."), Dectron USA, Inc. ("Dectron USA"), Refplus Inc. ("Refplus"), Thermoplus Air Inc. ("Thermoplus"), Circul-Aire Inc. ("Circul-Aire"), IPAC 2000, Inc., ("IPAC") and International Water Maker's Inc ("IWM").

Overview

         Dectron is located primarily in and around Montreal, Quebec, Canada. Through our operating subsidiaries, Dectron Inc., Refplus, Thermoplus, Circul-Aire, IPAC and IWM, we manufacture and supply an array of products for the dehumidification, refrigeration, air conditioning and indoor air quality ("IAQ") markets. The products manufactured and supplied include mechanical dehumidifiers and energy recovery systems through Dectron Inc., and refrigeration and air conditioning systems through Refplus and Thermoplus. Thermoplus also has a line of air filtration products. Circul-aire specializes in air, gas, dust and fume filtration, IAQ and heat recovery. IPAC specializes in precision cooling products, air conditioning products and compressed air products. IWM owns a patented process to extract significant amounts of moisture from the Air. IWM's products provide filtered, de-mineralized water to a variety of applications.

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

         Refplus has a network of sales representatives in Canada, however, the majority of its sales are conducted through a network of independent wholesalers. See "Sales and Marketing."

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


INTERNATIONAL WATER MAKER'S INC.

         In July 2002, Dectron acquired International Water Maker's Inc. IWM owns a patented process to extract significant amounts of moisture from the air. Dectron believes this unique technology surpasses any other water-generation technology currently on the market, given that using minimal energy, it provides filtered, de-mineralized water to a variety of applications.

         IWM has products designed specifically for residential, commercial, institutional, agricultural, military and specialized industrial applications. For instance, its MRU product line - which has been deemed "Best Practice" by one of the top three oil production companies - provides a unique system of on-line cleaning for gas turbine blades that results in sustained high operating-efficiency and cost-savings for offshore and onshore oil platforms.

         IWM complements Dectron's line of products by adding a water filtration process to our extensive line of air filtration products thereby placing Dectron in a unique position of filtering both air and water contaminates.

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

         Our engineers have designed our products for the IAQ market with a reversible Water Source Heat Pump, a commonly used heating system that can be easily connected to the popular water loop systems found today in almost every building in every major North American city. We believe that Dectron's Make-Up Air Dehumidifiers represent the most economical solution to meet the new standards for healthy buildings, and have the potential to become one of our most important and fastest growing products lines, along with our swimming pool dehumidifiers.

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

         Dectron Inc. markets its products on several levels. Dectron Inc. markets its products directly through trade magazines and industry associations, as well as by attending and demonstrating its products at numerous trade shows throughout North America. Regionally, Dectron Inc. markets its products through non-employee sales representatives who enjoy exclusive rights to their respective sales regions. At present, Dectron Inc. has approximately 120 regional representatives throughout North America, and expects to add more in 2004. Internationally, Dectron Inc. has sales coverage in England, Portugal, Israel, Kuwait and Taiwan. We believe that while the international markets provide tremendous growth opportunities for us, it is important to first develop a strong support network.

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

         IMW markets its products through its internal sales force.


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

Employees

         As of April 28, 2003, Dectron (including our subsidiaries) employed a total of approximately 486 full-time employees, 5 of which are in executive positions, 58 of whom are engaged in engineering and research and development, 63 of whom are engaged in sales and related services, 24 of whom are in administration, and the remainder of which are in production. An in-house union represents 41 of our employees, all of which work at Thermoplus. Certain terms of their employment are part of a collective bargaining agreement that expires in 2005. Management considers its relations with its employees to be satisfactory.


Patents and Trademarks

         We have three United States and two Canadian patents. The patents expire between 2007 and 2015. Three of the patents relate to swimming pool dehumidifiers. One relates to the Method and Apparatus for Controlling Heat Rejection in a Refrigeration System, and the other to the Extraction of Moisture from Air.

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

ITEM 2.  PROPERTIES

         We maintain our executive office at leased premises located at 4300 Poirier Blvd., Montreal, Quebec H4R 2C5. This lease expires January 31, 2005. We also have eight manufacturing facilities, of which five are leased and three are owned. Seven of our manufacturing facilities are located in or near Montreal, Quebec, and one is located in Niagara Falls, New York. The manufacturing facilities, which we own, are located in St. Jerome, Quebec, Boucherville, Quebec, and Niagara Falls, New York. The facilities are in good condition and do not require any significant capital expenditure. We maintain property insurance on the three owned manufacturing facilities in an amount that we believe to be sufficient. Of the five leased facilities, two of the leases expire on January 31, 2005, one June 30, 2010, one October 31, 2016 and one December 31, 2006. We also lease, for a monthly rent of $946, a 1,000 square foot sales facility in Roswell, Georgia. In addition, we lease, for a monthly rent of approximately $1,418 a 3,700 square foot sales and warehousing facility in Toronto, Ontario. And also, we lease a 1,000 square foot facility in Pompano Beach Florida, for approximately $ 1,400. Our facilities have an aggregate of approximately 471,000 square feet. We pay an aggregate of approximately $42,044 rent per month. We believe that suitable additional space will be available in the future on commercially reasonable terms.

         We are seeking International Quality Standard ISO-9001 certification for our Dectron Inc. facility and International Quality Standard ISO-9002 certification for our Thermoplus facility. ISO 9001 and ISO 9002 require the facility to meet certain stringent requirements established in Europe but adopted throughout the world, which ensure that facilities' manufacturing processes, equipment and associated quality control systems will satisfy specific customer requirements. We believe that ISO certification will benefit us in the markets in which we compete. There is no assurance that ISO certification will be obtained in the near future, if at all.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings now pending or threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the vote of the security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our common stock and warrants are traded on the Nasdaq SmallCap Market and the Boston Stock Exchange and have been so traded since the completion of our initial public offering on October 5, 1998. Our common stock is listed on the Nasdaq SmallCap Market under the symbol "DECT" and on the Boston Stock Exchange under the Symbol "DRN." Our warrants are listed on the Nasdaq SmallCap Market under the symbol "DECT W" and on the Boston Stock Exchange under the Symbol "DRN&W." As of April 28, 2003, we had 2,919,500 shares of common stock and 1,210,000 warrants outstanding. The following table sets forth the high and low sales prices for our common stock and warrants as reported on the Nasdaq SmallCap Market.

                                                     COMMON STOCK                      WARRANTS
                                                ----------------------          ----------------------
                                                 High            Low             High            Low
Fiscal year ended January 31, 2003:             $7.400          $3.200          $1.150          $0.070

First quarter (2/1/02 thru 4/30/02)             $7.400          $5.500          $1.150          $0.690
Second quarter (5/1/02 thru 7/31/02)            $5.600          $4.100          $0.990          $0.300
Third quarter (8/1/02 thru 10/31/02)            $5.120          $3.200          $0.820          $0.210
Fourth quarter (11/1/02 thru 1/31/03)           $5.550          $4.700          $0.540          $0.070

Fiscal year ended January 31, 2002:             $7.450          $2.770          $1.120          $0.110

First quarter (2/1/01 thru 4/30/01)             $4.125          $3.250          $0.500          $0.130
Second quarter (5/1/01 thru 7/31/01)            $3.950          $2.770          $0.500          $0.120
Third quarter (8/1/01 thru 10/31/01)            $7.450          $3.050          $1.120          $0.110
Fourth quarter (11/1/01 thru 1/31/02)           $6.400          $4.280          $0.850          $0.500



         As of April 28, 2003 there were 32 shareholders of record and approximately 500 beneficial owners.

         On April 28, 2003, the last sale price of our common stock and warrants as reported on the Nasdaq SmallCap Market was $4.01 and $0.13 respectively.

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


Results of Operations

Fiscal year ended January 31, 2003 ("Fiscal 2003") compared to fiscal year ended January 31, 2002 ("Fiscal 2002")

         Revenues for the year ended January 31, 2003 were $36,883,064, a 15.5% increase over prior year revenues of $31,939,002.

         Gross profit increased by $630,147 to $11,723,537 over the same period. In comparison to the 15.5% increase in revenue gross profit increased by 5.7%.

         Operating expenses decreased by $414,975 during Fiscal 2003.

         Selling and marketing expenses decreased $475,394 in Fiscal 2003. As a percentage of revenues, selling and marketing expenses decreased to 12.3% from 16.8%.

         General and administrative expenses increased by $562,808 to $3,655,127. As a percentage of revenues, general and administrative increased to 9.9% from 9.7% of sales.

         Depreciation decreased by $211,701 to $1,356,364. As a percentage of sales, depreciation decreased to 3.7% from 4.9%.

         Financing expenses decreased by $290,688 from $1,341,308 to $1,050,620. As a percentage of revenues, financing expenses decreased from 4.2% to 2.8%.

         Earnings from operations increased by $1,045,122 from a loss of $278,144 to earnings of $766,978.

         Earnings before income taxes and discontinued operations increased to $634,636 compared to a loss of $278,144 for fiscal 2002.

         Tax expenses increased by $424,265 because mainly of an increase in taxable income.

         Earnings before discontinued operations in Fiscal 2003 was $440,250, an increase of $488,515 from Fiscal 2002 loss of $48,265

         Earnings from discontinued operations net of taxes in Fiscal 2003 was $105,276, an increase of $9,946 from Fiscal 2002.

         Gain on discontinued operations, net of taxes in Fiscal 2003 was $590,686, compared to none in Fiscal 2002

         As a result, Dectron reported net income of $1,136,212

Fiscal year ended January 31, 2002 ("Fiscal 2002") compared to fiscal year ended January 31, 2001 ("Fiscal 2001")

         Revenues for the year ended January 31, 2002 were $31,939,002, a 5.9% decrease over prior year revenues of $33,958,558.

         Gross profit decreased by $927,882 to $11,093,390 over the same period. In comparison to the 5.9% decrease in revenue gross profit decreased by 7.7%.

         Operating expenses increase by $62,004 in 2002.

         Selling and marketing expenses increased $51,378 in Fiscal 2002. As a percentage of revenues, selling and marketing expenses increased to 16.8% from 15.6%.

         General and administrative expenses increased by $56,999 to $3,092,319. As a percentage of revenues, general and administrative increased to 9.7% from 8.9% of sales.

         Depreciation increased by $46,907 to $1,568,065 due to the addition of capital assets. As a percentage of sales, depreciation increased to 4.9% from 4.5%.

         Financing expenses decreased by $93,280 from $1,434,588 to $1,341,308. As a percentage of revenues, financing expenses remained stable at 4.2%.

         Loss before income taxes and discontinued operations was $278,144 for 2003 compared to earnings of $711,722 in fiscal 2001.

         Tax expenses decreased by $312,382 mainly because of the decrease in taxable income and loss carry forwards.

         Loss before discontinued operations in fiscal 2002 was $48,265, a decrease of $677,504 from earnings of $629,239 in fiscal 2001.

         Earnings from discontinued operations net of taxes in fiscal 2002 was $95,330, a decrease of $132,957 from fiscal 2001.

         As a result, Dectron reported net income of $47,065.


Liquidity and Capital Resources


         In Fiscal 2003, the Company generated a positive cash flow from operating activities of $208,028 due mainly to depreciation and amortization. In Fiscal 2002, the Company generated a positive cash flow from operating activities of $2,056,741 due mainly to lower accounts receivable and inventory level

         The principal sources of cash were depreciation and amortization in the amount of $1,356,364 and income tax payable in the amount of $684,578. The principal uses of cash were an increase in account receivable of $1,860,796.

         Cash flow from investing activities increased by $329,585 mainly as a result of the proceeds from the sale of a division in the amount of $961,640. The principal use of cash was for the acquisition of equipment for a total of $565,828.

         Financing activities provided net cash flow in the amount of $190,366. The principal source of cash was from bank loans in the amount of $861,368 and issuance of shares in the amount of $502,300. The principal uses of cash flow from financing were repayments of long-term debt in the amount of $884,960.

         Net cash flow provided after all activities was $751,746

         In Fiscal 2003, the Company's secured credit arrangement with National Bank of Canada remained in place as follows. This facility included an aggregated credit line of Cdn $16,500,000 of which Cdn $8,250,000 can be financed through Bankers Acceptance. The amount available to the Company is equal to 75% of "eligible accounts receivable" as defined in the Line of Credit Agreement, plus 50% of the inventory values, net of work in process, up to a maximum advance against inventory of approximately Cdn $7,500,000. Dectron's borrowings under the Line of credit bears interest at Canadian prime plus .25%, which at January 31, 2003 amounted to 4.5%. Interest on any borrowings is payable monthly. The Company is in full compliance with all of the banking covenants (including financial covenants and ratios) and is required to report to its bankers on a monthly basis. The Company finances its operations mainly through the use of Bankers Acceptance bearing an average lending rate of prime. All borrowings are collateralized by the assets of the Company.

         In April 2002, the company renegotiated a mortgage note and an equipment note and replaced them with a new loan of $1,983,330 with National Bank of Canada bearing interest at 7.18%.

         In June 2002, the Company entered into a financial lease for an amount of $ 400,000 bearing interest at 6.989%.

         In August 2002, the Company entered into a financial lease for an amount of $ 97,925 bearing interest at 6.025%.

         In October 2002, the Company entered into a financial lease for an amount of $ 267,896 bearing interest at 6.275%.

Fiscal 2002

         In Fiscal 2002, the Company renewed a secured credit arrangement with National Bank of Canada. This new facility included an aggregated credit line of Cdn $ 16,500,000 of which Cdn $8,250,000 can be financed through Bankers Acceptance. The amount available to the Company is equal to 75% of "eligible accounts receivable" as defined in the Line of Credit Agreement, plus 50% of the inventory values, net of work in process, up to a maximum advance against inventory of approximately Cdn $ 7,500,000. Dectron's borrowings under the Line of credit bears interest at Canadian prime plus .25%, which at January 31, 2003 amounted to 3.25%. Interest on any borrowings is payable monthly. The Company is in full compliance with all of the banking covenants (including financial covenants and ratios) and is required to report to its bankers on a monthly basis. The Company finances its operations mainly through the use of Bankers Acceptance bearing an average lending rate of prime. All borrowings are collateralized by the assets of the Company.

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

         In November 2000, the Company entered into two term loans for a total of $ 700,000 to finance capital acquisitions bearing interest at prime plus .75%

Foreign Exchange

         The Company is a Canadian company with U.S. sales amounting to approximately 55% of it's total sales while the majority of Dectron's expenses are incurred in Cdn $. Due to the relatively high proportion of sales in U.S.$, Dectron's results could be adversely affected by upward variations in the value of the Canadian dollar. As of January 31, 2003, the Company did not have a formal foreign exchange policy in effect.

ITEM 7.  FINANCIAL STATEMENTS


         The financial statements are included at the end of this Annual Report on Form 10-KSB at the pages included below.

                                                                                                              Page
Financial Statements:                                                                                        Number
                                                                                                             ------

Report of Independent Auditors.......................................................................             F - 1

Consolidated Balance Sheets for the years ended January 31, 2003 and January 31, 2002 ...............    F - 2 to F - 3

Consolidated Statements of Earnings for the
  years ended January 31, 2003, 2002 and 2001........................................................    F - 4 to F - 5

Consolidated Statements of Cash Flows
  for the years ended January 31, 2003, 2002 and 2001................................................    F - 6 to F - 8

Consolidated Statements of Stockholders' Equity
  for the years ended January 31, 2003, 2002 and 2001................................................             F - 9

Notes to Consolidated Financial Statements...........................................................   F - 10 to F - 26


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no changes in or disagreements with its Accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

         The officers and directors of Dectron, and further information concerning them, are as follows:



Name                     Age     Position
----                     ---     --------
Ness Lakdawala           69      Chairman of the Board of Directors,
                                 President and Chief Executive Officer

Roshan Katrak            59      Vice President of Human Relations and
                                 Director

Mauro Parissi            37      Chief Financial Officer, Secretary and
                                 Director

Michel Lecompte          53      Vice President of Operations of Refplus

Leena Lakdawala          35      Executive Vice President and Director

Liam Cheung              33      Director

Gilles Richard           64      Director

_________

         Each director is elected for a period of one year at our annual meeting of stockholders and serves until the next such meeting and until his or her successor is duly elected and qualified. Directors may be re-elected annually without limitation. Officers are appointed by, and serve at the discretion of, our Board of Directors (the "Board"). The board of directors met 3 times during the year ended January 31, 2003.

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

         Liam Cheung has served as a Director of Dectron since 2001. Since 2002, Mr. Cheung is the Executive Vice-President and Chief Operating Officer for Penson Financial Services Canada Inc., a firm offering technical and operational services to investment dealers in Canada. From 1997 to 2002, Mr. Cheung was the President and Founder of IC Education, a new economy e-learning company delivering leading edge technology through a unique combination of business, education and technology. From 1992 to 1997, he served as Executive Vice-President, Fixed Income of Marleau, Lemire Securities Inc. From 1990 to 1992, Mr. Cheung was an actuarial specialist for Towers Perrin. Mr. Cheung received a Bachelor of Mathematics with Distinction from the University of Waterloo in 1990, is an Associate of the Society of Actuaries and also holds Certified Financial Analyst Designation.

         Gilles Richard has served as a Director of Dectron since 2001. Mr. Richard is a semi-retired businessman who was previously the President of Le Circuit Lincoln Mercury, the sixth largest dealership in Canada. Mr. Richard was also involved with partner in a distributorship of lift-truck (Mitsubishi's M-Lift), two computer companies which created software applications car dealership, and most recently the construction of commercial and residential buildings. Over the years, Mr. Richard was a director or officer of various organizations such as the Nada (National Automobile Association) and CADA (Canadian Automobile Association).

AUDIT COMMITTEE

The Company's board of directors has an audit committee comprised of Mauro Parissi, Liam Cheung and Gilles Richard. The audit committee makes recommendations to the board of directors regarding the independent auditors for the Company, approves the scope of the annual audit activities of the Company's independent auditors, review audit results and will have general responsibility for all of the Company's auditing related matters.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

         Section 16(a) of the Exchange Act requires Dectron's officers and directors, and persons who own more than 10 percent of the registered class of Dectron's equity securities to file reports of ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish Dectron with copies of all Forms 3, 4 and 5 they file. Based solely upon its review of any such reports furnished to Dectron, Dectron believes that during the fiscal year ended January 31, 2003, such persons made all required filings.

Item 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by Dectron during each of the last three fiscal years to our Chief Executive Officer and to each of our executive officers who earned in excess of $100,000 during the year ended January 31, 2003.

                           Summary Compensation Table

          Name and                                                   Restricted                          Other
         Principal                          Annual                     Stock                              Com-
          Position            Year        Salary (1)      Bonus        Awards      Options/SARs       Pensation
          --------            ----        ----------      -----        ------      ------------       ---------

Ness Lakdawala                2003         $142,380        -0-          -0-            -0-               -0-
Chairman of the Board of      2002         $142,380        -0-          -0-            -0-               -0-
Directors, President, and     2001         $140,647        -0-          -0-            -0-               -0-
Chief Executive Officer


(1) This reflects the aggregate salaries paid to Mr. Lakdawala during the fiscal years presented by Dectron, Refplus and Thermoplus.

Employment Agreements

         We entered into an employment agreement with Mr. Ness Lakdawala, our Chief Executive Officer on October 5, 1998, the effective date of our initial public offering. The employment agreement is for a term of two years, renewable for additional one-year periods. The employment agreement entitled Mr. Lakdawala to an annual salary of $200,000, adjusted annually for increases in the Consumer Price Index. In the event that we are subject to a takeover or a change of control event, Mr. Lakdawala is entitled to a bonus equal, on an after tax basis, to five times his then current annual base salary. Mr. Lakdawala's employment agreement contains a non-competition provision, which forbids him from engaging in a competitive business during his employment and for a period of one year thereafter. Mr. Lakdawala's employment agreement was extended for an additional two years on the same conditions as above in October 2000 and for an additional two years on the same conditions in October 2002.

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

         Cash Compensation. In determining its recommendations for adjustments to officers' base salaries for Fiscal 2003, we focused primarily on the scope of each officer's responsibilities, each officer's contributions to Dectron's success in moving toward its long-term goals during the fiscal year, the accomplishment of goals set by the officer and approved by the Board for that year, our assessment of the quality of services rendered by the officer, comparison with compensation for officers of comparable companies and an appraisal of our financial position. In certain situations, relating primarily to the completion of important transactions or developments, we may also pay cash bonuses, the amount of which will be determined based on the contribution of the officer and the benefit to Dectron of the transaction or development.

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

Stock Option Plans

1999 Stock Option Plan

         We have adopted a Stock Option Plan (the "1999 Plan") pursuant to which 650,000 shares of Common Stock are reserved for issuance, 241,500 options are currently issued and outstanding.

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

2001 Stock Option Plan

         We also adopted the 2001 Stock Option Plan (the "2001 Plan") pursuant to which 500,000 shares of Common Stock are reserved for issuance, 115,500 options are currently issued and outstanding.

         On January 4, 2002, the Board granted options under our 2001 Stock Option Plan to certain members of our Board and certain employees. Leena Lakdawala, Roshan Katrak, Mauro Parissi, Liam Cheung, and Gilles Richard were granted 15,000, 15,000, 5,000, 3,000 and 3,000 options, respectively. Subject to certain limitations, the options granted are exercisable one year after issuance. Subsequent to the one-year anniversary date of the grant, the option holders may exercise the option up to 25% per year of the total options granted for the following four years. Each of the options will be fully exercisable on January 4, 2006, and expire on January 4, 2007. The exercise price of the options is $4.20

         The 2001 Plan is administered by the Board of Directors, who will determine, among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock issuable upon the exercise of the options and the option exercise price.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of April 28, 2003 with respect to each beneficial owner of 5% or more of the outstanding shares of our common stock, each of our officers and directors, and all of our officers and directors as a group:

Names and Address of Beneficial                     Amount and Nature of        Percentage of Shares
        Owner (1)                                  Beneficial Ownership(2)          Outstanding
        ---------                                  -----------------------          -----------

Ness Lakdawala                                          1,722,269 (3)                    58%

Roshan Katrak                                           1,722,269 (4)                    58%

Mauro Parissi                                              44,850 (5)                   1.5%

Leena Lakdawala                                           100,050 (6)                   3.4%

Michel Lecompte                                            18,974 (7)                     *

Liam Cheung                                                 2,750 (8)                     *

Gilles Richard                                              1,050 (9)                     *


All directors and officers
As a group (7 persons)
(3)-(9)                                                 1,889,943                      65.3%

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

(3) Represents (i) 43,561 shares of Common Stock directly owned, (ii) 67,395 shares of Common Stock and 48,750 options to purchase Common Stock owned by Roshan Katrak, Mr. Lakdawala's wife, (iii) 69,684 shares of Common Stock owned by Roshaness Inc., a company owned by Mr. Lakdawala, and (iv) 1,492,879 owned by 3103-7195 Quebec Inc., a company owned by Mr. Lakdawala's spouse and children.

(4) Represents (i) 67,395 shares of Common Stock and 48,750 options to purchase Common Stock directly owned, (ii) 43,561 shares of Common Stock owned by Ness Lakdawala, Ms. Katrak's husband, (iii) 69,684 shares of Common Stock owned by Roshaness Inc., a Company owned by Ness Lakdawala, and (iv) 1,492,879 shares owned by 3103-7195 Quebec Inc., a company owned by Ms. Katrak and her children.

(5) Includes 5,750 options to purchase Common Stock.

(6) Includes 40,250 options to purchase Common Stock.

(7) Includes 2,500 options to purchase Common Stock

(8) Includes 750 options to purchase Common Stock.

(9) Includes 750 options to purchase Common Stock


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS


         We lease our St. Hubert, Quebec manufacturing facility from Roshan Katrak, our Vice President of Human Relations and the wife of Ness Lakdawala, our President, Chairman and CEO, for a monthly rent of $3,069 per month. We believe that the lease was made on terms no less favorable than could be obtained from unaffiliated third parties.

         We lease our Grande Allee manufacturing facilities from Investiness Inc., a company owned by Ness Lakdawala's spouse and children, for an aggregate monthly lease payment of $14,788. We believe that the lease was made on terms no less favorable than could be obtained from unaffiliated third parties.

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

         Between March and June 2000, we made loans of $152,441 to Mauro Parissi, our Chief Financial Officer, and $162,109 to Leena Lakdawala, our Executive Vice-President. The loans were used to finance purchase of the Dectron's stock and bore interest at the Canadian prescribed interest rate of five percent (5%). As of Jan. 31, 2003, the loan balances of Mr. Parissi and Ms Lakdadawala are $128,701 and, $195,932 respectively.

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements.
     Report of Independent Auditors...........................................................         F - 1
     Consolidated Balance Sheets for the years ended January 31, 2003 and 2002................ F- 2 to F - 3
     Consolidated Statements of Earnings
         for the years ended January 31, 2003, 2002 and 2001.................................. F- 4 to F - 5
     Consolidated Statements of Cash Flows
         for the years ended January 31, 2003, 2002 and 2001.................................. F- 6 to F - 8
     Consolidated Statements of Stockholders' Equity
         for the years ended January 31, 2003, 2002 and 2001..................................         F - 9
     Notes to Consolidated Financial Statements...............................................F- 10 to F - 26

(b)      Reports on Form 8-K.

         None.

(c)      Exhibits.

         99.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Ness Lakdawala, Chairman, President and CEO.

         99.2 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Mauro Parissi, Chief Financial Officer

Item 14. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DECTRON INTERNATIONALE INC


                                       By: /s/ Ness Lakdawala
                                           -----------------------------
                                           Ness Lakdawala
                                           Chairman and Chief Executive Officer

                               Dated: May 1, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Ness Lakdawala         Chairman, President, Chief Executive          May 1, 2003
---------------------      Officer
Ness Lakdawala

/s/ Roshan Katrak          Vice President of Human Relations             May 1, 2003
---------------------      and Director
Roshan Katrak

/s/ Mauro Parissi          Chief Financial Officer, Secretary            May 1, 2003
---------------------      and Director
Mauro Parissi

/s/ Michel Lecompte        Vice President of Operations of Refplus       May 1, 2003
---------------------
Michel Lecompte

/s/ Leena Lakdawala        Executive Vice President and Director         May 1, 2003
---------------------
Leena Lakdawala

/s/ Liam Cheung            Director                                      May 1, 2003
---------------------
Liam Cheung

/s/ Gilles Richard         Director                                      May 1, 2003
---------------------
Gilles Richard

                                 CERTIFICATIONS

         I, Ness Lakdawala, certify that:

1. I have reviewed this annual report on Form 10-KSB of Dectron Internationale Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 1, 2003


                            /s/ Ness Lakdawala
                            ----------------------------------------
                            Ness Lakdawala
                            Chairman, President and Chief Executive Officer

                                 CERTIFICATIONS

         I, Mauro Parissi, certify that:

1. I have reviewed this annual report on Form 10-KSB of Dectron Internationale Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003


                                        /s/ Mauro Parissi
                                        ----------------------------------------
                                        Mauro Parissi
                                        Chief Financial Officer

                           DECTRON INTERNATIONALE INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2003

                           DECTRON INTERNATIONALE INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 2003





                                TABLE OF CONTENTS


Report of Independent Auditors                                              F-1

Consolidated Balance Sheets                                           F-2 - F-3

Consolidated Statements of Earnings                                   F-4 - F-5

Consolidated Statements of Cash Flows                                 F-6 - F-8

Consolidated Statements of Stockholders' Equity                             F-9

Notes to Consolidated Financial Statements                          F-10 - F-26

[Letterhead of Schwartz Levitsky Feldman SRL]



REPORT OF INDEPENDENT AUDITORS


To the Stockholders of
Dectron Internationale Inc.


We have audited the consolidated balance sheets of Dectron Internationale Inc. as at January 31, 2003 and 2002 and the related consolidated statements of earnings, cash flows and changes in stockholders' equity for each of the years ended January 31, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dectron Internationale Inc. as at January 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years ended January 31, 2003, 2002 and 2001, in conformity with generally accepted accounting principles in the United States of America.

Since the accompanying financial statements have not been prepared and audited in accordance with generally accepted accounting principles and generally accepted auditing standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.







Montreal, Quebec
April 17, 2003                                            Chartered Accountants

DECTRON INTERNATIONALE INC.

Consolidated Balance Sheets

As at January 31, 2003 and January 31, 2002

(Amounts Expressed in United States Dollars)                             Page 2
-------------------------------------------------------------------------------


                                                         2003            2002
                                                     -----------     -----------
Assets

Current

     Cash                                            $   838,473     $    86,727
     Accounts receivable (note 4)                      9,917,100       8,056,304
     Inventory (note 5)                                9,525,297       9,186,114
     Income taxes receivable                                --            58,313
     Prepaid expenses and sundry assets                  538,145         555,327
     Loans receivable (note 6)                            21,164            --
     Deferred income taxes                                36,539          46,546
                                                     -----------     -----------

                                                      20,876,718      17,989,331

Loans receivable (note 6)                                472,977         517,164

Property, plant and equipment (note 7)                10,229,880       9,804,587

Intangibles (note 8)                                     169,000         139,048

Goodwill (note 9)                                      1,355,117       1,298,942

Deferred income taxes                                  1,297,745         811,566
                                                     -----------     -----------

                                                     $34,401,437     $30,560,638
                                                     ===========     ===========


Approved on behalf of the board:


                                             Director
--------------------------------------------


                                             Director
--------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Consolidated Balance Sheets

As at January 31, 2003 and January 31, 2002

(Amounts Expressed in United States Dollars)                              Page 3
--------------------------------------------------------------------------------


                                                          2003          2002
                                                     ------------   ------------
Liabilities

Current

   Bank loans (note 10)                              $  9,187,534  $  8,326,166
   Accounts payable and accrued expenses (note 11)      4,835,993     4,341,533
   Income taxes payable                                   684,578          --
   Current portion of long-term debt (note 12)          1,090,576     1,336,058
   Deferred revenue                                         4,732          --
                                                     ------------  ------------

                                                       15,803,413    14,003,757

Long-term debt (note 12)                                5,322,309     5,170,364

Loan payable                                                 --         192,355

Deferred revenue                                        1,442,809     1,343,816
                                                     ------------  ------------

                                                       22,568,531    20,710,292
                                                     ------------  ------------

Stockholders' equity

Capital stock (note 13)                                 7,136,223     6,752,933

Treasury stock                                            (88,780)      (88,780)

Accumulated other comprehensive loss                     (128,764)     (591,822)

Retained earnings                                       4,914,227     3,778,015
                                                     ------------  ------------

                                                       11,832,906     9,850,346
                                                     ------------  ------------

                                                     $ 34,401,437  $ 30,560,638
                                                     ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Consolidated Statements of Earnings

For the Years Ending January 31

(Amounts Expressed in United States Dollars)                              Page 4
--------------------------------------------------------------------------------


                                                        2003            2002             2001
                                                    ------------    ------------     ------------
Sales                                               $ 36,883,064    $ 31,939,002     $ 33,958,558

   Cost of sales                                      25,159,527      20,845,612       21,937,386
                                                    ------------    ------------     ------------

Gross profit                                          11,723,537      11,093,390       12,021,172
                                                    ------------    ------------     ------------

Operating expenses

   Selling                                             4,894,448       5,369,842        5,318,464
   General and administrative                          3,655,127       3,092,319        3,035,320
   Depreciation and amortization                       1,356,364       1,568,065        1,521,158
   Interest expense                                    1,050,620       1,341,308        1,434,588
                                                    ------------    ------------     ------------

                                                      10,956,559      11,371,534       11,309,530
                                                    ------------    ------------     ------------

Earnings (loss) from operations                          766,978        (278,144)         711,642

   Write-off of loans receivable                         132,342            --               --
                                                    ------------    ------------     ------------

Earnings (loss) before income taxes and
discontinued operations                                  634,636        (278,144)         711,642

   Income taxes (recovery) (note 14)                     194,386        (229,879)          82,503
                                                    ------------    ------------     ------------

Earnings (loss) before discontinued operations           440,250         (48,265)         629,139

   Earnings from discontinued operations,
   net of tax                                            105,276          95,330          228,287
   Gain on disposal of discontinued operations,
   net of tax                                            590,686            --               --
                                                    ------------    ------------     ------------

Net earnings                                        $  1,136,212    $     47,065     $    857,426
                                                    ============    ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

For the Years Ending January 31

(Amounts Expressed in United States Dollars)                              Page 5
--------------------------------------------------------------------------------


                                                             2003            2002             2001
                                                       -------------   -------------    -------------
Net earnings per common share, basic and diluted

    Continuing operations                                       0.15           (0.02)            0.23
    Discontinued operations                                     0.04            0.04             0.08
    Disposal of discontinued operations                         0.21           --               --
                                                       -------------   -------------    -------------

                                                                0.40            0.02             0.31
                                                       =============   =============    =============

Adjusted net earnings, assuming the adoption
of SFAS 142 for 2002 and 2001                          $   1,136,212   $     248,710    $   1,068,139
                                                       =============   =============    =============

Adjusted net earnings per common share,
assuming the adoption of SFAS 142 for 2002
and 2001

    Basic and diluted                                           0.40            0.09             0.38
                                                       =============   =============    =============

Weighted average number of common shares outstanding

    Basic                                                  2,816,181       2,795,000        2,795,000
    Diluted                                                2,848,729       2,795,000        2,795,000

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Consolidated Statements of Cash Flows

For the Years Ending January 31

(Amounts Expressed in United States Dollars)                              Page 6
--------------------------------------------------------------------------------


                                                               2003             2002             2001
                                                         -------------    -------------    -------------
Operating activities:

Net earnings                                             $   1,136,212    $      47,065    $     857,426

Adjustments to reconcile net earnings to net
cash used in operating activities:
   Depreciation and amortization                             1,356,364        1,568,065        1,521,158
   Decrease (increase) in accounts receivable               (1,860,796)       1,489,912       (1,919,376)
   Decrease (increase) in income taxes receivable               58,313          294,010         (352,323)
   Decrease (increase) in inventory                           (516,484)       1,513,212       (2,529,719)
   Decrease in prepaid expenses and sundry assets               17,182          210,991          296,655
   Increase in deferred income taxes                          (476,172)        (370,642)        (294,619)
   Increase (decrease) in accounts payable and accrued
     expenses                                                  494,460       (2,830,779)       2,075,335
   Increase (decrease) in income taxes payable                 684,578             --           (140,361)
   Increase in deferred revenue                                103,725          134,907          248,672
   Gain from discontinued operations, before taxes            (789,354)            --               --
                                                         -------------    -------------    -------------

Net cash provided by (used in) operating activities            208,028        2,056,741         (237,152)
                                                         -------------    -------------    -------------

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Consolidated Statements of Cash Flows

For the Years Ending January 31

(Amounts Expressed in United States Dollars)                              Page 7
--------------------------------------------------------------------------------


                                                            2003             2002             2001
                                                      -------------    -------------    -------------
Investing activities:

   Acquisition of property, plant and equipment            (565,828)        (670,224)      (4,844,995)
   Government grant received                                   --               --            200,000
   Deposit on building                                         --               --          1,000,000
   Acquisition of intangibles                               (66,227)         (47,250)         (27,335)
   Acquisition of goodwill                                     --               --            (91,134)
   Proceeds from sale of division                           961,640             --               --
                                                      -------------    -------------    -------------

Net cash provided by (used in) investing activities         329,585         (717,474)      (3,763,464)
                                                      -------------    -------------    -------------

Financing activities

   Repayments from (advances to) loans receivable            23,023         (128,903)        (208,322)
   Advances from (repayments of) bank loans                 861,368           (7,503)       2,717,502
   Note payable                                                --            (83,394)          83,394
   Advances from (repayments of) long-term debt            (884,960)      (1,296,591)       1,882,102
   Advances from (repayments of) due to directors              --            (14,020)         (37,885)
   Repayments of loans payable                             (192,355)          (6,368)         (76,334)
   Issuance of shares                                       502,300             --               --
   Repayments of (advances for) share purchase plan
     receivable                                            (119,010)          34,423         (131,099)
                                                      -------------    -------------    -------------

Net cash provided by (used in) financing activities         190,366       (1,502,356)       4,229,358
                                                      -------------    -------------    -------------

Effect of foreign currency exchange rate on
cash and cash equivalents                                    23,767          104,368         (303,856)
                                                      -------------    -------------    -------------


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Consolidated Statements of Cash Flows

For the Years Ending January 31

(Amounts Expressed in United States Dollars)                              Page 8
--------------------------------------------------------------------------------


                                                             2003            2002             2001
                                                       -------------   -------------    -------------
Net increase (decrease) in cash and cash equivalents         751,746         (58,721)         (75,114)

Cash and cash equivalents, beginning of year                  86,727         145,448          220,562
                                                       -------------   -------------    -------------

Cash and cash equivalents, end of year                 $     838,473   $      86,727    $     145,448
                                                       =============   =============    =============

Supplemental disclosure of cash flow information

     Interest paid                                     $     928,851   $   1,166,984    $   1,299,423
                                                       =============   =============    =============

     Income taxes paid                                 $     309,386   $     705,811    $     959,492
                                                       =============   =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Consolidated Statements of Stockholders' Equity

For the Years Ending January 31

(Amounts Expressed in United States Dollars)                              Page 9
--------------------------------------------------------------------------------


                                                                    Cumulative        Other
                                                                     Retained     Comprehensive      Treasury
                                     Number         Amount           Earnings         Income           Stock
                                 -------------   -------------    -------------   -------------    -------------
Balance January 31, 2000             2,795,000   $   6,849,609    $   2,873,524   $     289,121    $     (88,780)
                                 =============   =============    =============   =============    =============

Share purchase plan receivable            --     $    (131,099)   $        --     $        --      $        --
Foreign currency translation              --              --               --          (303,856)            --
Net earnings for the year                 --              --            857,426            --               --
                                 -------------   -------------    -------------   -------------    -------------

Balance January 31, 2001             2,795,000   $   6,718,510    $   3,730,950   $     (14,735)   $     (88,780)
                                 =============   =============    =============   =============    =============

Share purchase plan receivable            --     $      34,423    $        --     $        --      $        --
Foreign currency translation              --              --               --          (577,087)            --
Net earnings for the year                 --              --             47,065            --               --
                                 -------------   -------------    -------------   -------------    -------------

Balance January 31, 2002             2,795,000   $   6,752,933    $   3,778,015   $    (591,822)   $     (88,780)
                                 =============   =============    =============   =============    =============

Share purchase plan receivable            --     $    (119,010)   $        --     $        --      $        --
Issuance of shares                     124,500         502,300             --              --               --
Foreign currency translation              --              --               --           463,058             --
Net earnings for the year                 --              --          1,136,212            --               --
                                 -------------   -------------    -------------   -------------    -------------

Balance January 31, 2003             2,919,500   $   7,136,223    $   4,914,227   $    (128,764)   $     (88,780)
                                 =============   =============    =============   =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2003 and January 31, 2002

(Amounts Expressed in United States Dollars)                             Page 10
--------------------------------------------------------------------------------


1. Summary of significant accounting policies

   Basis of consolidated financial statements presentation

   These consolidated financial statements include the accounts of Dectron Internationale Inc., International Water Maker's Inc., Dectron Inc. Consolidated and Circul-Aire Group.

   Dectron Inc. Consolidated is comprised of Dectron Inc. and of its wholly-owned subsidiaries, Refplus Inc., Thermoplus Air Inc., Fiber Mobile Ltd., Dectron U.S.A. Inc., IPAC 2000 Inc. and Le Groupe Prodapec (2000) Inc.

   Circul-Aire Group is comprised of 9048-3140 Quebec Inc. and Cascade Technologies Inc., and of its wholly-owned subsidiaries, Circul-Aire Inc., Purafil Canada Inc. and 122248 Canada Inc.

   On February 1, 2002 Fiber Mobile Ltd. and Le Groupe Prodapec (2000) Inc. were wound-up into Dectron Inc., 9048-3140 Quebec Inc. into Dectron Internationale Inc. and 122248 Canada Inc. into Circul-Aire Inc.

   All inter-company profits, transactions and account balances have been eliminated.

   Principal activities

   The company Dectron Internationale Inc., was incorporated on March 30, 1998. These companies are principally engaged in the production of dehumidification, refrigeration, indoor air quality (IAQ), ventilation, air conditioning and air purification systems in Canada and its distribution world-wide. The activities of Dectron Internationale Inc. and Cascade Technologies Inc., are immaterial in the aggregate, as their only activity is to hold the investments in the operating companies.

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

   Cash and cash equivalents

   Cash and cash equivalents include cash on hand, amounts due to banks and any other highly liquid investments purchased with a maturity of three months or less. The carrying amounts approximate fair value because of the short maturity of these instruments.

   Inventory

   Inventory of raw materials is valued at the lower of cost and replacement cost and inventory of work-in-process and finished goods at the lower of cost and net realizable value. Cost is determined on the first-in, first-out basis.

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2003 and January 31, 2002

(Amounts Expressed in United States Dollars)                             Page 11
--------------------------------------------------------------------------------


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

   Intangible assets and goodwill

   The company accounts for intangible assets and goodwill in accordance with Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets", which was adopted by the Company on February 1, 2003 in accordance with that statement, goodwill and intangible assets with indefinite lives are no longer amortized, but rather tested for impairment at least annually. Intangible assets with estimable useful lives, consisting of patents, trademarks, and rights, are amortized on a straight-line basis over the estimated useful lives of 5 to 15 years, and are reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment of Long-Lived Assets".

   Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired in a purchase business combination. For the years 2002 and 2001, goodwill was amortized using the straight-line method, over a period of 10 years.

   Impairment of goodwill and long-lived assets

   Goodwill and intangible assets with definite lives are tested annually for impairment in accordance with the provisions of SFAS 142.

   Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit's carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income or discounted cash flows approach and the market approach, which utilizes comparable companies' data. If the carrying amount of the reporting unit exceeds its fair value, then a second step is performed to measure the amount of impairment loss, if any. Any impairment loss would be expensed in the consolidated statements of earnings. The impairment test for intangibles with indefinite useful lives consists of a comparison of the fair value of the intangible assets with its carrying amount. When the carrying amount of the intangible assets exceeds its fair value, an impairment loss would be recognized for the difference.

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2003 and January 31, 2002

(Amounts Expressed in United States Dollars)                             Page 12
--------------------------------------------------------------------------------


1. Summary of significant accounting policies (continued)

   Impairment of goodwill and long-lived assets (continued)

   Intangible assets with estimable lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or assets group may not be recoverable in accordance with SFAS 144. Recoverability of intangible assets with estimable lives and other long- lived assets is measured by a comparison of the carrying amount of an assets or asset group to future net undiscounted pretax cash flows expected to be generated by the assets or asset group. If these comparisons indicated that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or the asset group exceeds the related estimated fair value.

   Deferred revenue

   The company has sold extended warranty contracts covering a period of four to nine years beyond the one year basic guarantee. The deferred revenue is recognized as income over the four to nine year period on a straight-line basis commencing one year from the sale of the contracts.

   Research and development costs

   Research and development costs are charged to earnings in the year in which they are incurred, net of investment tax credits.

   Deferred income taxes

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

   Foreign currency transactions

   The company uses the temporal method to translate its foreign currency transactions. Monetary assets and liabilities are translated at the rate of exchange in effect at year-end. Other assets and liabilities are translated at their historic rates. Items appearing in the statement of earnings, except for cost of inventory and depreciation and amortization are translated at average year rates. Exchange gains and losses are included in the statement of earnings.

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2003 and January 31, 2002

(Amounts Expressed in United States Dollars)                             Page 13
--------------------------------------------------------------------------------


1. Summary of significant accounting policies (continued)

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

2. Changes in accounting policies

   In July 2001, SFAS No. 142, "Goodwill and Other Intangible Asset" was issued. The company adopted the provisions of SFAS 142 on February 1, 2002. SFAS 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment, at least annually, in accordance with the new impairment testing provisions of SFAS 142. Statement also requires that intangible assets with estimated useful lives be amortized over their respective useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The net impact of the adoption of SFAS 142 was a reduction of annual amortization expense of $200,154 in 2003. No impairment losses were recognized due to the change in accounting principle.

   The following table presents a reconciliation of net earnings, earnings per share and comprehensive income, as reported, to adjusted amounts that include the impact of the adoption of SFAS 142 for all periods presented.

                                                2003       2002         2001
                                             ----------  ---------   ----------
   Net earnings
   Net earnings, as reported                 $1,136,212  $  47,065   $  857,426
   Add: Goodwill amortization, net of tax          --      201,645      210,713
                                             ----------  ---------   ----------

   Adjusted net earnings                     $1,136,212  $ 248,710   $1,068,139
                                             ==========  =========   ==========

   Net earnings per common share
   Basic and diluted as reported                   0.40       0.02         0.31
   Add: Goodwill amortization, net of tax          --         0.07         0.07
                                             ----------  ---------   ----------

   Basic and diluted, adjusted                     0.40       0.09         0.38
                                             ==========  =========   ==========

   Comprehensive income (loss)
   Comprehensive income (loss), as reported  $1,599,270  $(530,022)  $  553,570
   Add: Goodwill amortization, net of tax          --      201,645      210,713
                                             ----------  ---------   ----------

   Adjusted comprehensive income (loss)      $1,599,270  $(328,377)  $  764,283
                                             ==========  =========   ==========

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2003 and January 31, 2002

(Amounts Expressed in United States Dollars)                             Page 14
--------------------------------------------------------------------------------


3. Comprehensive income

   The company has adopted FAS No. 130 "Reporting Comprehensive Income" which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:

                                             2003         2002          2001
                                          ----------   ----------    ----------

   Net income                             $1,136,212   $   47,065    $  857,426

   Other comprehensive income (loss)

      Foreign currency translation           463,058     (577,087)     (303,856)
                                          ----------   ----------    ----------

   Comprehensive income (loss)            $1,599,270   $ (530,022)   $  553,570
                                          ==========   ==========    ==========

4. Accounts receivable

                                                          2003          2002
                                                      -----------   -----------
   Trade                                              $10,645,155   $ 8,455,426
   Allowance for doubtful accounts                       (728,055)     (399,122)
                                                      -----------   -----------

                                                      $ 9,917,100   $ 8,056,304
                                                      ===========   ===========

5. Inventory

                                                          2003          2002
                                                      -----------   -----------

   Raw materials                                      $ 6,125,967   $ 5,688,706
   Work-in-process                                      1,427,982     1,269,579
   Finished goods                                       1,971,348     2,227,829
                                                      -----------   -----------

                                                      $ 9,525,297   $ 9,186,114
                                                      ===========   ===========

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2003 and January 31, 2002

(Amounts Expressed in United States Dollars)                             Page 15
--------------------------------------------------------------------------------


6. Loans receivable

                                                         2003           2002
                                                     ------------   ------------

   Private companies                                 $    464,141   $    487,290
   Corporate shareholder                                   30,000         29,874
                                                     ------------   ------------

                                                          494,141        517,164
   Current portion                                         21,164           --
                                                     ------------   ------------

                                                     $    472,977   $    517,164
                                                     ============   ============

   Loan receivable from a private company in the amount of $73,336 is secured by equipment, repayable in monthly instalments of $21,164 plus interest at 6% per annum, maturing in April 2002.

   The other loans receivable from private companies and the loan to a corporate shareholder are non-interest bearing and are not expected to be repaid prior to February 1, 2004.


7. Property, plant and equipment

                                                          2003           2002
                                                     ------------   ------------

   Cost
     Land                                            $    472,772   $    453,173
     Building                                           4,940,392      4,735,592
     Machinery and equipment                           10,263,530      8,879,849
     Furniture and fixtures                               793,274        715,182
     Computer equipment                                 1,784,836      1,656,999
     Rolling stock                                        151,448        140,319
     Leasehold improvements                             1,032,666        775,256
                                                     ------------   ------------

                                                       19,438,918     17,356,370
                                                     ------------   ------------

   Accumulated depreciation and amortization
     Building                                             835,780        640,652
     Machinery and equipment                            5,858,206      4,643,758
     Furniture and fixtures                               574,702        536,998
     Computer equipment                                 1,336,276      1,219,883
     Rolling stock                                        117,905         89,332
     Leasehold improvements                               486,169        421,160
                                                     ------------   ------------

                                                        9,209,038      7,551,783
                                                     ------------   ------------

   Net                                               $ 10,229,880   $  9,804,587
                                                     ============   ============

   Capital leases included above                     $  1,224,593   $    548,540
                                                     ============   ============

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2003 and January 31, 2002

(Amounts Expressed in United States Dollars)                             Page 16
--------------------------------------------------------------------------------


7.  Property, plant and equipment (continued)

    Depreciation and amortization of property, plant and equipment for fiscal year 2003 amounted to $1,336,819 ($1,348,707 in 2002).

8.  Intangibles

                                                        2003            2002
                                                   ------------    ------------

    Patents, trademarks and rights costs           $    239,511    $    166,101
    Accumulated amortization                            (70,511)        (27,053)
                                                   ------------    ------------

                                                   $    169,000    $    139,048
                                                   ============    ============

    Amortization of intangibles for fiscal year 2003 amounted to $19,545 ($17,713 in 2002).

9.  Goodwill

                                                       2003             2002
                                                  ------------     ------------

    Cost                                          $  2,045,408     $  1,977,830
    Accumulated amortization                          (690,291)        (678,888)
                                                  ------------     ------------

                                                  $  1,355,117     $  1,298,942
                                                  ============     ============

    Amortization of goodwill for fiscal year 2003 amounted to $ Nil ($201,645 in
    2002)

10. Bank loans

    The company has an available line of credit of $10,800,000 bearing interest at the Canadian prime lending rate plus 0.25% per annum of which $1,600,000 remained unused as at January 31, 2003 and it is renegotiated annually.

    Bank loans are secured by a first ranking moveable hypothec on accounts receivable, inventory and a first ranking universal hypothec in the amount of $39,400,000 on the universality of the borrower's property, movable and immovable, present and future, corporeal and incorporeal. The company also provided a rider designating the Bank as loss payee of the proceeds of all-risk insurance on the property charged as security.

    The average cost of financing for fiscal year 2003 is 6.90% (8.84% in 2002).

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2003 and January 31, 2002

(Amounts Expressed in United States Dollars)                             Page 17
--------------------------------------------------------------------------------


11. Accounts payable and accrued expenses

                                                          2003           2002
                                                     ------------   ------------

     Trade payables                                  $  2,830,173   $  2,760,644
     Accrued expenses                                   2,005,820      1,580,889
                                                     ------------   ------------

                                                     $  4,835,993   $  4,341,533
                                                     ============   ============

12. Long-term debt

                                                                                      2003           2002
                                                                                 ------------   ------------
     a)  Government  loans,  without  guarantee nor interest,  repayable 15 years after their date of receipt, the first portion of $30,233 is repayable in August 2002 and the second portion of $30,233 is
         repayable in July 2004                                                  $     30,233   $     57,960

     b)  Immigration loans secured by a first ranking universal hypothec, bearing interest at variable rates from 5.21% to 5.59% per annum, due on various dates between November 2002 and May 2004. The loans are net of sinking funds since all amounts paid into them must be used to repay the loans. As at January 31, 2003, from the total immigration
         loans, $291,611 was in process of being refinanced                           667,770        789,970

     c)  Bank term loans secured by a first ranking universal hypothec, bearing interest at variable rates from prime plus 0.75% and from
         6.51% to 7.99% per annum, due on various dates from May 2005 to
         June 2014                                                                  4,088,595      4,462,132

     d)  Mezzanine loan bearing interest at the bank's American prime rate plus 3% per annum, repayable in monthly capital repayments of
         $17,213, due on May 2003                                                     472,000        670,000

     e)  Obligations under capital leases for machinery and equipment and rolling stock subject to various monthly repayments including imputed interest at variable rates between 6.03% to 8.48% per
         annum, up to various dates between April 2005 and October 2007             1,128,176        515,212
                                                                                 ------------   ------------

     Balance carried forward                                                        6,386,774      6,495,274
                                                                                 ------------   ------------

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2003 and January 31, 2002

(Amounts Expressed in United States Dollars)                             Page 18
--------------------------------------------------------------------------------


12. Long-term debt (Continued)

                                                         2003            2002
                                                    ------------    ------------

    Balance brought forward                         $  6,386,774       6,495,274

    f) Others                                             26,111          11,148
                                                    ------------    ------------

                                                       6,412,885       6,506,422

       Current portion                                 1,090,576       1,336,058
                                                    ------------    ------------

                                                    $  5,322,309    $  5,170,364
                                                    ============    ============

    Future payment obligations are as follows:

                                              Future minimal           Interest
                      Future principal        lease payments          included in            Total
                           payment            under capital         future minimal         principal
                         obligations              leases            lease payments        repayments
                      ----------------      -------------------    ----------------      -------------
    2004                $    815,916           $    345,797          $     71,137        $  1,090,576
    2005                   1,165,009                342,875                50,170           1,457,714
    2006                   1,791,937                272,559                28,672           2,035,824
    2007                     280,684                180,240                16,043             444,881
    2008                   1,129,073                159,943                 4,301           1,284,715
    thereafter                99,175                --                    --                   99,175
                        ------------           ------------          ------------        ------------

                        $  5,281,794           $  1,301,414          $    170,323        $  6,412,885
                        ============           ============          ============        ============

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2003 and January 31, 2002

(Amounts Expressed in United States Dollars)                             Page 19
--------------------------------------------------------------------------------


13. Capital stock

    Authorized

       An unlimited number of preferred shares, non-cumulative, voting, no par value

       An unlimited number of common shares, voting, no par value

    Issued

                                                          2003          2002
                                                       ----------    ----------

          2,795,000 Common shares                      $7,136,223    $6,752,933
                                                       ==========    ==========

    During the fiscal year ended January 31, 2003, certain employees have exercised their options under the 1999 Stock Option Plan. Consequently, 74,500 common shares were issued for a total consideration of $223,500 of which $133,500 was receivable as at January 31, 2003.

    On July 15, 2002 the company has issued 50,000 common shares with a value of $235,000 and 60,000 warrants with a value of $43,800 in consideration for the purchase of the assets of International Water Maker's Inc., see note 17. The rights represented by the Warrants are exercisable until July 15, 2003 at a purchase price of $3.61 per share. As at January 31, 2003, none of them have been exercised.

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

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2003 and January 31, 2002

(Amounts Expressed in United States Dollars)                             Page 20
--------------------------------------------------------------------------------


13. Capital stock (continued)

    Purchase warrants (continued)

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

    Employee stock option plan

    In 1999, the Company adopted a Stock Option Plan (the "1999 Plan") pursuant to which 650,000 shares of Common Stock are reserved for issuance, 241,500 options are currently issued and outstanding.

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

    In 2001, the Company also adopted the 2001 Stock Option Plan (the "2001 Plan") pursuant to which 500,000 shares of Common stock are reserved for issuance, 115,500 options are currently issued and outstanding.

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

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2003 and January 31, 2002

(Amounts Expressed in United States Dollars)                             Page 21
--------------------------------------------------------------------------------


13. Capital stock (continued)

    Employee stock option plan (continued)

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

    Share purchase plan receivable

    The SEC staff Accounting Bulletins require that accounts or notes receivable arising from transactions involving capital stock should be presented as deductions from shareholders' equity and not as assets. Accordingly, in order to comply with U.S. GAAP shareholders' equity has been reduced by $119,010 at January 31, 2003 (increased by $34,423 - 2002), to reflect the loans due from certain employees and officers, which relate to the purchase of common shares of the company.

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2003 and January 31, 2002

(Amounts Expressed in United States Dollars)                             Page 22
--------------------------------------------------------------------------------


14. Income taxes

                                                                   2003            2002            2001
                                                              ------------    ------------    ------------
    a) Current                                                $    564,555    $    188,340    $    458,385
       Deferred                                                   (370,169)       (418,219)       (375,882)
                                                              ------------    ------------    ------------

                                                              $    194,386    $   (229,879)   $     82,503
                                                              ============    ============    ============

    b) Income taxes at Canadian statutory rates:              $    197,753    $    (96,007)   $    270,906

       Increase (decrease) resulting from:
       Large corporation tax                                        13,635          12,838          10,452
       Manufacturing and processing deduction                     (164,161)        (70,459)       (132,375)
       Non-deductible expenses                                      61,183          44,102          31,113
       Temporary differences                                       108,587        (642,097)       (166,255)
       Application of losses carried forward                          --           (64,921)       (302,094)
       Difference between Canadian statutory rates and
       those applicable to foreign subsidiaries                    100,950         437,329         200,544
       Adjustment for prior year's taxes                           (51,334)        126,124          65,112
       Other                                                       (72,227)         23,212         105,100
                                                              ------------    ------------    ------------

       Effective income taxes                                 $    194,386    $   (229,879)   $     82,503
                                                              ============    ============    ============

    c) Deferred income taxes represent the tax charges derived from temporary differences between amortization of property, plant and equipment and recognition of deferred revenue, and the actual amounts deducted from or added to the taxable income.

    d) The company has operating losses of $720,000, which can be used to reduce future taxable income. The potential tax benefits of $220,000 relating to the losses have been recognized in the company's accounts. The deductibility of these losses expires in 2007.

    e) The company has unused investment tax credits of $336,500 which are deductible from the income taxes payable in future years. No deferred income tax asset regarding these investment tax credits has been accounted for.

15. Statement of cash flows

    During the year, the company acquired capital assets for a total amount of $1,357,251, including capital assets acquired for an amount of $791,423 by means of capital leases. Cash payments of $565,828 were made to purchase the capital assets.

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2003 and January 31, 2002

(Amounts Expressed in United States Dollars)                             Page 23
--------------------------------------------------------------------------------


16. Discontinued operations

    On November 29, 2002, the company completed the sale of the Electric Heat Products Division for a total cash consideration of $961,640 plus a balance of sale of $440,979. Consequently, one of the subsidiaries's name changed from P.M. Wright Ltd. to Circul-Aire Inc. The sale resulted in a net gain of $590,686 (net of tax of $198,668).

    The balance of sale bears interest at the bank's prime rate plus 1%, repayable in 11 monthly instalments of $5,313 followed by 24 monthly instalments of $15,939. Due to the uncertainty of the collectibility, a reserve for the full balance of sale has been accounted for.

    The results from discontinued operations for the period ended January 31 were as follows:

                                             2003          2002         2001
                                         -----------   -----------   -----------

    Net sales                            $ 1,139,072   $ 1,346,956   $ 1,103,345
    Earnings before income taxes             140,668       152,042       258,244
    Income taxes                              35,392        56,712        29,955
    Net earnings                             105,276        95,330       228,287

17. Acquisition

    On July 15, 2002, the company acquired the assets of International Water Maker's Inc. The net assets acquired and the purchase price are as follows:

    Current assets                                                  $    310,109
    Property and equipment                                                11,200
    Patents and trademards                                                63,658
    Current liabilities assumed                                           14,694
    Long-term debt assumed                                                24,938
                                                                    ------------

    Net assets acquired                                             $    345,335
                                                                    ============

    Purchase price

       Cash                                                         $     66,535
       50,000 common shares                                              235,000
       60,000 warrants                                                    43,800
                                                                    ------------

                                                                    $    345,335
                                                                    ============

    The acquisition was accounted for by the purchase method. The accompanying consolidated financial statements include the operations of the International Water Maker business from the date of acquisition.

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2003 and January 31, 2002

(Amounts Expressed in United States Dollars)                             Page 24
--------------------------------------------------------------------------------


18. Commitments

    a) The company is committed to payments under operating leases for its premises totaling $2,896,829. Annual payments for the next five years are as follows:

       2004                                                         $   632,105
       2005                                                             632,105
       2006                                                             524,099
       2007                                                             541,075
       2008                                                             567,445
                                                                    -----------

                                                                    $ 2,896,829
                                                                    ===========

    b) The company is committed to make monthly payments of $7,379 into sinking funds, which are given as security against the immigration loans. The annual payments for the next two years are as follows:

       2004                                                         $     88,552
       2005                                                               10,253
                                                                    ------------

                                                                    $     98,805
                                                                    ============

    c) As at January 31, 2003 the company had outstanding letters of credit totaling $15,600.

       These letters of credit were incurred in the normal course of business.

19. Segmented information

                                                                 2003           2002            2001
                                                             ------------   ------------    ------------
     a) The breakdown of sales by geographic
        area is as follows:

        Canada                                               $ 14,235,583   $  6,223,981    $  8,207,435
        United States of America                               20,623,100     23,456,911      23,449,133
        International                                           2,024,381      2,259,010       2,301,990
                                                             ------------   ------------    ------------

                                                             $ 36,883,064   $ 31,939,902    $ 33,958,558
                                                             ============   ============    ============

     b) The breakdown of identifiable assets by geographic area is as follows:

        Canada                                               $ 26,391,369   $  1,435,449    $ 26,337,494
        United States                                           8,010,068      9,125,189       8,822,491
                                                             ------------   ------------    ------------

                                                             $ 34,401,437   $ 30,560,638    $ 35,159,985
                                                             ============   ============    ============

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2003 and January 31, 2002

(Amounts Expressed in United States Dollars)                             Page 25
--------------------------------------------------------------------------------


20. Financial instruments and credit risk

    Fair value of financial instruments

    The fair value of cash, accounts receivable, bank loans and accounts payable approximately correspond to their book value given their short-term maturity. The carrying amount of long-term debt approximates fair value because interest rates are close to market value.

    Credit risk

    The company is exposed to credit risk on the accounts receivable from its customers. In order to reduce its credit risk, the company has adopted credit policies, which include the analysis of the financial position of its customers and the regular review of their credit limits. In some cases, the company may require bank letters of credit.

21. Selected quarterly financial data (unaudited)

                                               First        Second          Third           Fourth
                       2003                   Quarter       Quarter        Quarter          Quarter           Total
                                          --------------------------------------------------------------------------
    Sales                                 $  9,049,105   $ 10,496,214   $ 10,193,297   $  7,144,448    $ 36,883,064
    Gross Profit                             2,811,149      2,644,532      3,022,773      3,245,083      11,723,537
    Operating earnings                         600,291        486,281        547,342        183,684       1,817,598
    Earnings from continuing
    operations before taxes                    499,466        221,667        281,641       (368,138)        634,636
    Discontinued operations, net of tax           --             --             --          105,276         105,276
    Gain on disposal of discontinued
    operations, net of tax                        --             --             --          590,686         590,686
    Net earnings (loss)                        226,447        159,601        202,781        547,383       1,136,212
    Net earnings (loss) per common
    share, basic and diluted:
      Continuing operations                       0.08           0.06           0.07          (0.06)           0.15
      Discontinued operations                     --             --             --             0.04            0.04
      Disposal of discontinued
      operations                                  --             --             --             0.21            0.21
    Net earnings                                  0.08           0.06           0.07           0.19            0.40
    Average number of common shares
    outstanding                              2,795,000      2,799,167      2,814,444      2,816,181       2,816,181

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2003 and January 31, 2002

(Amounts Expressed in United States Dollars)                             Page 26
--------------------------------------------------------------------------------


21. Selected quarterly financial data (unaudited) (continued)

                                           First        Second          Third           Fourth
                       2003               Quarter       Quarter        Quarter          Quarter        Total
                                      --------------------------------------------------------------------------
    Sales                             $  9,639,831   $  8,693,307   $  9,965,921   $  3,639,943    $ 31,939,002
    Gross Profit                         3,361,825      3,178,350      3,599,576        953,639      11,093,390
    Operating earnings                     886,766        846,399        953,196     (1,623,197)      1,063,164
    Net earnings (loss)                    408,761        389,216        528,123     (1,279,035)         47,065
    Earnings (loss) per common
    shares, bais and diluted                  0.15           0.14           0.19          (0.46)           0.02
    Average number of common shares
    outstanding                          2,795,000      2,795,000      2,795,000      2,795,000       2,795,000

22. Subsequent event

    On February 1, 2003, the company acquired 100% interest in Tranzmetal Inc. for a total cash consideration of $295,800. As at January 31, 2003, the company had the following balance with Tranzmetal Inc., which have arisen from the normal course of business:

    Accounts receivable                                               $ 155,000
    Loan receivable                                                      22,000
    Accounts payable                                                     14,000

23. Comparative figures

    Certain figures in the 2002 and 2001 financial statements have been reclassified to conform with the basis of presentation used in 2003.