Form 10QSB
period 2003-04-30
DECTRON INTERNATIONALE INC
filed 2003-06-16
CIK 1066042

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-QSB
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended April 30, 2003 or

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 13, 2003, 2,919,500 Common Shares outstanding

         Transitional Small Business Disclosure (check One):

 Yes    [  ]         No [ X ]

                           DECTRON INTERNATIONALE INC.

                                      INDEX
                                      -----

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1- Financial Statements

Interim Consolidated Balance Sheets - at April 30, 2003 and
January 31, 2003 ............................................................2-3

Interim Consolidated Statements of Earnings - For the three months ended
April 30, 2003 and the three months ended April 30, 2002 ......................4

Interim Consolidated Statements of Cash Flows - For the three months ended
April 30, 2003 and three months ended April 30, 2002.........................5-7

Interim Consolidated Statements of Stockholders' Equity........................8

Notes to Interim Financial Statements.......................................9-10

Item 2 - Management's Discussion and Analysis of Financial
         Conditions and Results of Operations..............................11-12

Item 3.Controls and Procedures................................................13

PART I - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K .....................................14


SIGNATURES................................................................... 13



The accompanying notes are an integral part of these consolidated financial statements.

                          Part I FINANCIAL INFORMATION

Item 1.  Financial Statements

DECTRON INTERNATIONALE INC.

Interim Consolidated Balance Sheets
As at April 30, 2003 and January 31, 2003

(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------


                                                                                             April 30,          January 31,
                                                                                               2003                2003
                                                                                         ---------------     ---------------

Assets

Current

     Cash                                                                                $     1,013,752     $       838,473
     Accounts receivable                                                                      10,523,396           9,917,100
     Inventory                                                                                11,044,422           9,525,297
     Prepaid expenses and sundry assets                                                          722,086             538,145
     Loans receivable                                                                             21,164              23,113
     Deferred income taxes                                                                        36,539              36,539
                                                                                         ---------------     ---------------

                                                                                              23,363,308          20,876,718

Loans receivable                                                                                 471,539             472,977

Property, plant and equipment                                                                 11,309,937          10,229,880

Intangibles                                                                                      177,669             169,000

Goodwill                                                                                       1,438,406           1,355,117

Deferred income taxes                                                                          1,221,655           1,297,745
                                                                                         ---------------     ---------------

                                                                                         $    37,982,514     $    34,401,437
                                                                                         ===============     ===============




The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Balance Sheets
As at April 30, 2003 and January 31, 2003

(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------


                                                                                            April 30,          January 31,
                                                                                              2003                2003
                                                                                         ---------------     ---------------

Liabilities

Current

     Bank loans                                                                          $     9,725,335     $     9,187,534
     Accounts payable and accrued expenses                                                     6,456,062           4,835,993
     Income taxes payable                                                                        639,960             684,578
     Current portion of long-term debt                                                         1,134,286           1,090,576
     Deferred revenue                                                                              5,168               4,732
     Current portion of balance of sale                                                          115,111               --
                                                                                         ---------------     ---------------
                                                                                              18,075,922          15,803,413

Long-term debt                                                                                 5,635,211           5,322,309

Balance of sale                                                                                  183,131               --

Deferred revenue                                                                               1,498,690           1,442,809
                                                                                         ---------------     ---------------

                                                                                              25,392,954          22,568,531
                                                                                         ---------------     ---------------

Stockholders' equity

Capital stock                                                                                  7,116,819           7,136,223

Treasury stock                                                                                   (88,780)            (88,780)

Accumulated other comprehensive gain (loss)                                                      587,524            (128,764)

Retained earnings                                                                              4,973,997           4,914,227
                                                                                         ---------------     ---------------

                                                                                              12,589,560          11,832,906
                                                                                         ---------------     ---------------

Total liabilities and stockholders' equity                                               $    37,982,514     $    34,401,437
                                                                                         ===============     ===============


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Earnings
For the Three Month Period Ended April 30, 2003 and April 30, 2002

(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------


                                                                                             Three               Three
                                                                                             Months              Months
                                                                                             Ended               Ended
                                                                                            April 30,           April 30,
                                                                                              2003                2002
                                                                                         ---------------     ---------------


Net Sales                                                                                $    10,147,331     $     9,049,105

     Cost of sales                                                                             7,214,999           6,237,956
                                                                                         ---------------     ---------------

Gross profit                                                                                   2,932,332           2,811,149
                                                                                         ---------------     ---------------

Operating expenses

     Selling                                                                                   1,317,282           1,142,851
     General and administrative                                                                1,067,873             751,299
     Depreciation and amortization                                                               411,395             316,708
     Interest expense                                                                             48,957             285,781
                                                                                         ---------------     ---------------

                                                                                               2,845,507           2,496,639
                                                                                         ---------------     ---------------

Earnings before income taxes                                                                      86,825             314,510

     Income taxes                                                                                 27,055              88,063
                                                                                         ---------------     ---------------

Net Earnings                                                                             $        59,770     $       226,447
                                                                                         ===============     ===============

Net earnings per common share, basic and diluted                                                     .02                0.08
                                                                                         ===============     ===============

Weighted average number of common shares outstanding

      Basic                                                                                    2,938,129           2,795,000
      Diluted                                                                                  2,998,129           2,795,000




The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Cash Flows
For the Three Month Period Ending April 30, 2003 and April 30, 2002

(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------


                                                                                              Three              Three
                                                                                              Months             Months
                                                                                              Ended              Ended
                                                                                             April 30,          April 30,
                                                                                               2003               2002
                                                                                         ---------------     ---------------


Operation activities:
     Net earnings (loss)                                                                 $        59,770     $       226,447


Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
     Depreciation and amortization                                                               411,395             316,708
     Increase in accounts receivable                                                            (606,296)         (1,865,794)
     Decrease in income taxes receivable                                                            --                58,313
     Decrease (increase) in inventory                                                         (1,519,125)            142,408
     Increase (decrease) in prepaid expenses and sundry assets                                  (183,941)           (225,131)
     Increase in accounts payable and accrued expenses                                         1,620,069             707,458
     Decrease (increase) in income taxes payable                                                  44,618              48,039
     Increase in deferred revenue                                                                 56,317              56,744
     Decrease in deferred income taxes                                                            76,090                --
                                                                                         ---------------     ---------------

Net cash used in operating activities                                                            (41,103)           (534,808)
                                                                                         ---------------     ---------------








The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Cash Flows
For the Three Month Period Ending April 30, 2003 and April 30, 2002

(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------



                                                                                              Three               Three
                                                                                              Months              Months
                                                                                              Ended               Ended
                                                                                             April 30,           April 30,
                                                                                               2003                2002
                                                                                         ---------------     ---------------


Investing activities:

     Acquisition of property, plant and equipment                                             (1,500,121)            (19,995)
                                                                                         ---------------     ---------------

Net cash used in investing activities                                                         (1,500,121)            (19,995)
                                                                                         ---------------     ---------------

Financing activities

     Advances to share purchase plan                                                            (106,404)               --
     Issuance of share capital                                                                    87,000                --
     Repayments (advances) from loan receivable                                                     (511)             94,067
     Advances from bank loans                                                                    537,801           1,172,518
     Advances from (repayments of) long-term debt                                                356,612            (106,930)
     Advances from balance of sales                                                              298,242                --
                                                                                         ---------------     ---------------

Net cash provided by financing activities                                                      1,172,740           1,159,655
                                                                                         ---------------     ---------------

Effect of foreign currency exchange rate on cash and cash equivalents                            543,763            (320,431)
                                                                                         ---------------     ---------------





The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Cash Flows
For the Three Month Period Ending April 30, 2003 and April 30, 2002

(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------

                                                                                             Three               Three
                                                                                             Months              Months
                                                                                             Ended               Ended
                                                                                            April 30,           April 30,
                                                                                              2003                2002
                                                                                         ---------------     ---------------

Net increase in cash and cash equivalents                                                        175,279             284,421

Cash and cash equivalents, beginning of period                                                   838,473              86,727
                                                                                         ---------------     ---------------

Cash and cash equivalents, end of period                                                 $     1,013,752     $       371,148
                                                                                         ===============     ===============

Supplemental disclosure of cash flow information

     Interest paid                                                                       $       340,936     $       167,862
                                                                                         ===============     ===============

     Income taxes paid                                                                   $       115,833     $        32,044
                                                                                         ===============     ===============



The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Stockholders' Equity
For the Three Month Period Ending April 30, 2003

(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------


                                                                               Cumulative           Other
                                                                                Retained         Comprehensive         Treasury
                                         Number              Amount             Earnings            Income              Stock
                                    ---------------     ---------------     ---------------     ---------------     ---------------

Balance January 31, 2000                  2,795,000     $     6,849,609     $     2,873,524     $       289,121     $       (88,780)
                                    ===============     ===============     ===============     ===============     ===============

Share purchase plan
receivable                                     --              (131,099)               --                  --                  --
Foreign currency translation                   --                  --                  --              (303,856)               --
Net earnings for the year                      --                  --               857,426                --                  --
                                    ---------------     ---------------     ---------------     ---------------     ---------------

Balance January 31, 2001                  2,795,000     $     6,718,510     $     3,730,950     $       (14,735)    $       (88,780)
                                    ===============     ===============     ===============     ===============     ===============

Share purchase plan
receivable                                     --       $        34,423     $          --       $          --       $          --
Foreign currency translation                   --                  --                  --              (577,087)               --
Net earnings for the year                      --                  --                47,065                --                  --
                                    ---------------     ---------------     ---------------     ---------------     ---------------

Balance January 31, 2002                  2,795,000     $     6,752,933     $     3,778,015     $      (591,822)    $       (88,780)
                                    ===============     ===============     ===============     ===============     ===============

Share purchase plan
receivable                                     --       $      (119,010)    $          --       $          --       $          --
Issuance of shares                          124,500             502,300                --                  --                  --
Foreign currency translation                   --                  --                  --               463,058                --
Net earnings for the year                      --                  --             1,136,212                --                  --
                                    ---------------     ---------------     ---------------     ---------------     ---------------

Balance  January 31, 2003                 2,919,500     $     7,136,223     $     4,914,227     $      (128,764)    $       (88,780)
                                    ===============     ===============     ===============     ===============     ===============

Share purchase plan receivable                 --       $      (106,404)    $          --       $          --       $          --
Issuance of shares                           29,000              87,000
Foreign currency translation                   --                  --                  --               716,288                --
Net earnings (loss) for the
period                                         --                  --                59,770                --                  --
                                    ---------------     ---------------     ---------------     ---------------     ---------------

Balance  April 30, 2003                   2,948,500     $     7,116,819     $     4,973,997     $       587,524     $       (88,780)
                                    ===============     ===============     ===============     ===============     ===============


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Notes to Interim Consolidated Financial Statements
As at April 30, 2003 and January 31, 2003

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

             Circul-aire Group is comprised of Cascade Technologies Inc., and of its wholly-owned subsidiaries, Purafil Canada Inc. and Circul-aire Inc. and its wholly-owned subsidiary Tranzmetal Inc.

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

DECTRON INTERNATIONALE INC.

Notes to Interim Consolidated Financial Statements
As at April 30, 2003 and January 31, 2003

(Amounts Expressed in United States Dollars)
--------------------------------------------------------------------------------





2. SEGMENTED INFORMATION


                                                                                            April 30,          January 31,
                                                                                              2003                2003
                                                                                         ---------------     ---------------

a)   The breakdown of sales by geographic area is as follows:

     Canada                                                                              $     5,235,332     $    14,235,583
     United States of America                                                                  3,781,324          20,623,100
     International                                                                             1,130,675           2,024,381
                                                                                         ---------------     ---------------

                                                                                         $    10,147,331     $    36,883,064
                                                                                         ===============     ===============

b)   The breakdown of identifiable assets by geographic area is as follows:

     Canada                                                                              $    30,702,003     $    26,391,369
     United States                                                                             7,280,511           8,010,068
                                                                                         ---------------     ---------------

                                                                                         $    37,982,514     $    34,401,437
                                                                                         ===============     ===============

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three-month period ended April 30, 2003 compared to three-month period ended April 30, 2002.

         Revenues for the three-month period ended April 30, 2003 were $ 10,147,331, a 12.1% increase over prior year revenues of $ 9,049,105.

         Gross profit increased by $121,183 to $2,932,332 over the same period. This represents an increase of 4.1%, expressed in relation to sales.

         Selling and marketing expenses increased by $ 174,431 in the three-month period ended April 30, 2003. As a percentage of revenues, selling and marketing expenses increased from 12.6% to 13%.

         General and administrative expenses increased by $ 316,574 from $ 751,297 to $1,067,873. As a percentage of revenues, general and administrative expenses increased from 8.3% to 10.5%.

         Amortization expenses increased by $ 94,687 from $ 316,708 to $ 411,395. As a percentage of revenues, amortization expenses increased from 3.5% to 4.0% of sales.

         Financing expenses decreased by $ 236,824 from $ 285,781 to $ 48,957. As a percentage of revenues, financing expenses decreased from 3.1% to 0.5%

         Income before income taxes was $ 86,525 a decrease of $ 227,686 compared to the three-month income of $314,510 period ended April 30, 2002.

         Provisions for Income tax expenses as a percentage of taxable income increased from 28% for the 3 month period ended April 30, 2002 to 31.16% for 2003. Tax expenses decreased by $61,008.

         As a result of the above factors, the Company's net loss was $59,770 in 2003, compared to an income of $226,447 in 2002.

Three-month period ended April 30, 2002 compared to three-month period ended April 30, 2001.

         Revenues for the three-month period ended April 30, 2002 were $ 9,049,105, a 6.1% decrease over prior year revenues of $ 9,639,831.

         Gross profit decreased by $550,676 to $2,811,149 over the same period. This represents a decrease of 3.8%, expressed in relation to sales.

         Selling and marketing expenses decreased by $ 160,579 in the three-month period ended April 30, 2002. As a percentage of revenues, selling and marketing expenses decreased from 13.5% to 12.6%.

         General and administrative expenses decreased by $ 40,341 from $ 791,640 to $751,299. As a percentage of revenues, general and administrative expenses increased from 8.2% to 8.3%.

         Amortization expenses decreased by $ 63,281 from $ 379,989 to $ 316,708. As a percentage of revenues, amortization expenses decreased from 3.9% to 3.5% of sales.

         Financing expenses decreased by $ 133,830 from $ 419,611 to $ 285,781. As a percentage of revenues, financing expenses decreased from 4.3% to 3.1%

         Income before income taxes was $ 314,510 a decrease of $ 152,645 compared to the three-month period ended April 30, 2001. Relative to sales, income before income taxes decreased from 4.9% for the three month period ended April 30, 2001 to 3.5% in the three month period ended April 30, 2002.

         Provisions for Income tax expenses as a percentage of taxable income increased from 12.5% for the 3 month period ended April 30, 2001 to 28% for 2002. Tax expenses increased by $29,669.

         As a result of the above factors, the Company's net income decreased from $408,761 to $226,447 a decrease of 44.6%.

Liquidity and Capital Resources

         The Company had a positive net change in cash of $ 175,279 for the three-month period ended April 30, 2003. The principal sources of cash were advances from accounts payable in the amount of $1,620,069 and an increase of bank loan in the amount of $537,801. The principal use of cash was an increase in inventory in the amount of $ 1,519,125 and acquisition of assets of $1,500,121.

         The Company had a positive net change in cash of $ 284,421 for the three-month period ended April 30, 2002. The principal sources of cash were advances from bank loans in the amount of $1,172,518 and an increase of accounts payable in the amount of $707,458. The principal use of cash was an increase in account receivable in the amount of $ 1,865,794.

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

          The Company's principal executive officer and principal financial officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures as of April 30, 2003 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

         There were no significant changes in the Company's internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 by Ness Lakdawala
99.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 by Mauro Parisi

(b) Reports on Form 8-K.

There were no reports filed on Form 8-K during the period covered by this report.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  DECTRON INTERNATIONALE INC.


June 16, 2003                                     By: /s/ Mauro Parissi
                                                      --------------------------
                                                  Mauro Parissi
                                                  Chief Financial Officer

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

Date: June 16, 2003
                                 By:  /s/ Ness Lakdawala
                                      ------------------
                                          Ness Lakdawala, Chairman of the Board,
                                          Chief Executive Officer and President

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

Date: June 16, 2003
                                         By:  /s/ Mauro Parissi
                                              -----------------
                                                  Mauro Parissi
                                                  Chief Financial Officer