Form 10QSB
period 2003-07-31
DECTRON INTERNATIONALE INC
filed 2003-09-16
CIK 1066042

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-QSB
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended July 31, 2003 or

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 10, 2003, 2,969,500 Common Shares outstanding

         Transitional Small Business Disclosure (check One):

Yes [ ]    No [ X ]

                           DECTRON INTERNATIONALE INC.

                                      INDEX

                                                                                         PAGE
                                                                                         ----

PART I - FINANCIAL INFORMATION

Item 1- Financial Statements

Interim Consolidated Balance Sheets - at July 31, 2003 and January 31, 2003 ...............2-3

Interim Consolidated Statements of Earnings - For the three and six months ended
July 31, 2003 and the three and six months ended July 31, 2002 ............................4-5

Interim Consolidated Statements of Cash Flows - For the three and six months ended
July 31, 2003 and three and six months ended July 31, 2002.................................6-8

Interim Consolidated Statements of Stockholders' Equity......................................9

Notes to Interim Financial Statements.....................................................10-11

Item 2 - Management's Discussion and Analysis of Financial
           Conditions and Results of Operations..........................................12-15

Item 3. Quantitative and Qualitative Disclosure About Market Risk...........................15

Item 4. Controls and Procedures.............................................................15

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ...................................................16


SIGNATURES................................................................................. 17


The accompanying notes are an integral part of these consolidated financial statements.

                          Part I FINANCIAL INFORMATION

Item 1.  Financial Statements

DECTRON INTERNATIONALE INC.

Interim Consolidated Balance Sheets

As at July 31, 2003 and January 31, 2003

(Amounts Expressed in United States Dollars)                              Page 2
--------------------------------------------------------------------------------



                                                    July 31,       January 31,
                                                     2003             2003
                                                --------------   --------------

 Assets

 Current

      Cash                                      $    1,834,930   $      838,473
      Accounts receivable                           11,976,094        9,917,100
      Inventory                                     11,289,292        9,525,297
      Prepaid expenses and sundry assets               775,613          538,145
       Loans receivable                                 23,583           21,164
      Deferred income taxes                             36,539           36,539
                                                --------------   --------------

                                                    25,936,051       20,876,718

 Loans receivable                                      480,543          472,977

 Property, plant and equipment                      11,377,444       10,229,880

 Intangibles                                           179,708          169,000

 Goodwill                                            1,467,690        1,355,117

 Deferred income taxes                               1,222,171        1,297,745
                                                --------------   --------------

                                                $   40,663,607   $   34,401,437
                                                ==============   ==============



The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Balance Sheets

As at July 31, 2003 and January 31, 2003

(Amounts Expressed in United States Dollars)                              Page 3
--------------------------------------------------------------------------------



                                                 July 31,          January 31,
                                                   2003               2003
                                              --------------    ---------------

   Liabilities

 Current

      Bank loans                                 $    12,480,255   $  9,187,534
      Accounts payable and accrued expenses            6,280,289      4,835,993
      Income taxes payable                               656,938        684,578
       Current portion of long-term debt               1,144,047      1,090,576
       Deferred revenue                                    5,273          4,732
       Current portion of balance of sale                117,454
                                                                              -
                                                 ---------------   ------------

                                                      20,684,256     15,803,413

 Long-term debt                                        5,372,550      5,322,309

 Balance of sale                                         117,454              -

 Deferred revenue                                      1,548,731      1,442,809
                                                 ---------------   ------------

                                                      27,722,991     22,568,531
                                                 ---------------   ------------

 Stockholders' equity

 Capital stock                                         7,125,819      7,136,223

 Treasury stock                                          (88,780)       (88,780)

 Accumulated other comprehensive gain (loss)             860,856       (128,764)

 Retained earnings                                     5,042,721      4,914,227
                                                 ---------------   ------------

                                                      12,940,616     11,832,906
                                                 ---------------   ------------

 Total liabilities and stockholders' equity      $    40,663,607   $ 34,401,437
                                                 ===============   ============

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Earnings

For the Six Month Period Ended July 31, 2003 and July 31, 2002

(Amounts Expressed in United States Dollars)                              Page 4
--------------------------------------------------------------------------------

                                                                                    Six                Six
                                                                                  Months              Months
                                                                                   Ended              Ended
                                                                                 July 31,            July 31,
                                                                                   2003                2002
                                                                             ---------------     --------------

 Net Sales                                                                   $     22,490,485    $  19,545,319

      Cost of sales                                                                16,457,203       14,089,638
                                                                            -----------------    -------------

 Gross profit                                                                       6,033,282        5,455,681
                                                                            -----------------    -------------

 Operating expenses

      Selling                                                                       2,756,666        2,378,460
      General and administrative                                                    2,031,536        1,296,792
      Depreciation and amortization                                                   798,295          694,117
      Interest expense                                                                260,129          550,135
                                                                            -----------------    -------------

                                                                                    5,846,626        4,919,504
                                                                            -----------------    -------------

 Earnings before income taxes                                                         186,656          536,177

      Income taxes                                                                     58,162          150,129
                                                                            -----------------    -------------

 Net Earnings                                                               $         128,494     $    386,048
                                                                            =================    =============

 Net earnings per common share, basic and diluted                                         .04             0.14
                                                                            =================    =============

 Weighted average number of common shares outstanding basic and diluted            2,944,561         2,799,167


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Earnings

For the Three Month Period Ended July 31, 2003 and July 31, 2002

(Amounts Expressed in United States Dollars)                              Page 5
--------------------------------------------------------------------------------


                                                                                   Three              Three
                                                                                  Months              Months
                                                                                   Ended              Ended
                                                                                 July 31,            July 31,
                                                                                   2003                2002
                                                                            ---------------     ---------------


 Net Sales                                                                    $  12,343,154      $  10,496,214

      Cost of sales                                                               9,242,204          7,851,682
                                                                            ---------------    ---------------

 Gross profit                                                                     3,100,950          2,644,532
                                                                            ---------------    ---------------

 Operating expenses

      Selling                                                                     1,439,384          1,235,609
      General and administrative                                                    963,663            545,493
      Depreciation and amortization                                                 386,900            377,409
      Interest expense                                                              211,172            264,354
                                                                            ---------------    ---------------

                                                                                  3,001,119          2,422,865
                                                                            ---------------    ---------------

 Earnings before income taxes                                                        99,831            221,667

      Income taxes                                                                   31,107             62,066
                                                                            ---------------    ---------------

 Net earnings                                                                 $      68,724      $     159,601
                                                                            ===============    ===============

 Net earnings per common share, basic and diluted                                      0.02               0.06
                                                                            ===============    ===============

 Weighted average number of common shares outstanding basic and diluted           2,944,561         2,799,167


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Interim Consolidated Statements of Cash Flows
For the Six Month Period Ending July 31, 2003 and July 31, 2002
(Amounts Expressed in United States Dollars)                             Page 6
-------------------------------------------------------------------------------



                                                                                        Six                  Six
                                                                                      Months                Months
                                                                                       Ended                Ended
                                                                                     July 31,              July 31,
                                                                                       2003                  2002
                                                                                 ------------------   -------------------

  Operating activities:
         Net earnings                                                             $      128,494        $     386,048


  Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
       Depreciation and amortization                                                     798,295              694,117
       Increase in accounts receivable                                                (2,058,994)          (2,234,644)
       Decrease in income taxes receivable                                                  -                  58,313
       Decrease (increase) in inventory                                               (1,763,995)              34,442
       Increase (decrease) in prepaid expenses and sundry assets                        (237,468)            (112,964)
       Increase in accounts payable and accrued expenses                               1,444,296            1,132,903
       Increase (decrease) in income taxes payable                                       (27,640)              78,769
       Increase in deferred revenue                                                      106,463               91,901
       Decrease in deferred income taxes                                                  75,574                  178
                                                                                 ---------------       --------------

  Net cash provided by (used in) operating activities                                 (1,534,975)             129,063
                                                                                 ---------------       --------------


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Cash Flows

For the Six Month Period Ending July 31, 2003 and July 31, 2002

(Amounts Expressed in United States Dollars)                             Page 7
-------------------------------------------------------------------------------


                                                                                     Six                 Six
                                                                                    Months              Months
                                                                                    Ended               Ended
                                                                                   July 31,            July 31,
                                                                                     2003                2002
                                                                              ---------------     ---------------

  Investing activities:

       Acquisition of property, plant and equipment                                (1,088,027)          (795,828)
        Acquisition of intangibles                                                    -                  (63,658)
                                                                              ---------------     --------------

  Net cash used in investing activities                                            (1,088,027)          (859,486)
                                                                              ---------------     --------------

  Financing activities

       Advances to share purchase plan                                               (106,404)                 -
        Issuance of share capital                                                      96,000            278,800
       Repayments (advances) from loan receivable                                      (9,985)            43,450
       Advances from bank loans                                                     3,292,721            628,144
         Advances from (repayments of) long-term debt                                                     (8,345)
                                                                                      103,712
         Repayments of loan payable                                                   -                     (173)
       Advances from balance of sales                                                 234,908                  -
                                                                              ---------------     --------------

  Net cash provided by financing activities                                         3,610,952            941,876
                                                                              ---------------     --------------

  Effect of foreign currency exchange rate on cash and cash equivalents                 8,507           (107,198)
                                                                              ---------------     --------------

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Cash Flows

For the Six Month Period Ending July 31, 2003 and July 31, 2002

(Amounts Expressed in United States Dollars)                             Page 8
-------------------------------------------------------------------------------


                                                                                  Six              Six
                                                                                Months            Months
                                                                                 Ended            Ended
                                                                               July 31,          July 31,
                                                                                 2003              2002
                                                                            --------------    --------------


 Net increase in cash and cash equivalents                                        996,457          104,255

 Cash and cash equivalents, beginning of period                                   838,473           86,727
                                                                            -------------     ------------

 Cash and cash equivalents, end of period                                   $   1,834,930     $    190,982
                                                                            =============     ============

 Supplemental disclosure of cash flow information

      Interest paid                                                         $     490,393     $    303,155
                                                                            =============     ============

      Income taxes paid                                                     $     159,088     $     65,023
                                                                            =============     ============

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Stockholders' Equity

For the Six Month Period Ending July 31, 2003

(Amounts Expressed in United States Dollars)                              Page 9
--------------------------------------------------------------------------------



                                                                     Cumulative         Other
                                                                      Retained      Comprehensive      Treasury
                                   Number             Amount         Earnings          Income           Stock
                                --------------   --------------   --------------   -------------   --------------

 Balance January 31, 2000            2,795,000   $    6,849,609   $    2,873,524   $    289,121    $      (88,780)
                                ==============   ==============   ==============   =============   ==============

 Share purchase plan
 receivable                                  -         (131,099)               -               -                -
 Foreign currency translation                -                -                -        (303,856)               -
 Net earnings for the year                   -                -          857,426               -                -
                                --------------   --------------   --------------   -------------   --------------

 Balance January 31, 2001            2,795,000   $    6,718,510   $    3,730,950   $     (14,735)  $      (88,780)
                                ==============   ==============   ==============   =============   ==============

 Share purchase plan
 receivable                                  -   $       34,423   $            -   $           -   $            -
 Foreign currency translation                -                -                -        (577,087)               -
 Net earnings for the year                   -                -         47,065                 -                -
                                --------------   --------------   --------------   -------------   --------------

 Balance January 31, 2002            2,795,000   $   6,752,933    $    3,778,015   $    (591,822)   $     (88,780)
                                ==============   ==============   ==============   =============   ==============

 Share purchase plan
 receivable                                  -   $     (119,010)  $            -  $           -     $           -
 Issuance of shares                    124,500          502,300                -              -                 -
 Foreign currency translation                -                -                -         463,058                -
 Net earnings for the year                   -                -        1,136,212               -                -
                                --------------   --------------   --------------  --------------   --------------

 Balance January 31, 2003            2,919,500   $    7,136,223   $    4,914,227  $     (128,764)  $      (88,780)
                                ==============   ==============   ==============  ==============   ==============

 Share purchase plan
 receivable                                  -   $     (106,404)  $            -  $            -   $            -
 Issuance of shares                     32,000           96,000
 Foreign currency translation                -                -                -         989,620                -
 Net earnings (loss) for the
 period                                      -                -          128,494               -                -

                                --------------   --------------   --------------  --------------   --------------

 Balance July 31, 2003               2,951,500   $    7,125,819    $   5,042,721  $      860,856   $      (88,780)
                                ==============   ==============   ==============  ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Notes to Interim Consolidated Financial Statements

As at July 31, 2003 and January 31, 2003

(Amounts Expressed in United States Dollars)                            Page 10
-------------------------------------------------------------------------------


1. Summary of significant accounting policies

         a)       Basis of Consolidated Financial Statements Presentation

                  These consolidated financial statements include the accounts of Dectron Internationale Inc., Dectron Inc.
                  Consolidated,Circul-aire Group and International Water Makers Inc.

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

DECTRON INTERNATIONALE INC.

Notes to Interim Consolidated Financial Statements

As at July 31, 2003 and January 31,2003

(Amounts Expressed in United States Dollars)                            Page 11
-------------------------------------------------------------------------------


2.        SEGMENTED INFORMATION


                                                                                      July 31,         January 31,
                                                                                        2003              2003
                                                                                 ----------------   --------------

     a) The breakdown of sales by geographic area is as follows:

          Canada                                                                 $     10,831,869    $ 14,235,583
          United States of America                                                     10,023,663      20,623,100
          International                                                                 1,634,953       2,024,381
                                                                                 ----------------   -------------

                                                                                 $     22,490,485    $ 36,883,064
                                                                                 ================   =============

     b)   The breakdown of identifiable assets by geographic area is as follows:

          Canada                                                                 $     33,252,183   $  26,391,369
          United States                                                                 7,411,424       8,010,068
                                                                                 ----------------   -------------

                                                                                 $     40,663,607   $  34,401,437
                                                                                 ================   =============

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

     o Revenue Recognition

     o Deferred Revenue

     o Intangible Assets and Goodwill

     o Foreign currency translation

     o Accounting for Income Taxes

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable: and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Deferred Revenue

      The company has sold extended warranty contracts covering a period of four to nine years beyond the one year basic guarantee. The deferred revenue is recognized as income over the four to nine year period on a straight-line basis commencing one year from the sale of the contracts.

Intangible Assets and Goodwill

      The company accounts for intangible assets and goodwill in accordance with Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets", which was adopted by the Company on February 1, 2002 in accordance with that statement, goodwill and intangible assets with indefinite lives are no longer amortized, but rather tested for impairment at least annually. Intangible assets with estimable useful lives, consisting of patents, trademarks, and rights, are amortized on a straight-line basis over the estimated useful lives of 5 to 15 years, and are reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment of Long-Lived Assets".

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

Income Taxes

     As part of the process of preparing our financial statements, we will be required to estimate our income taxes in each of the jurisdictions in which we operate. This process will involve estimates of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for tax and accounting purposes.

Results of Operations

Six month period ended July 31, 2003 compared to Six month period ended July 31, 2002.

     Revenues for the six month period ended July 31, 2003 were $22,490,485, a 15.1% increase over prior year of $ 19,545,319.

         Gross profit increased by $ 577,601 to $ 6,033,282 over the same period in 2002. Gross profit increased by 10.6% compared to an increase in sales of 15.1% for the six month period ended July 31,2003.

         Selling expenses increased by $ 378,206 for the six month period ended July 31, 2003 from $ 2,378,460 to $ 2,756,666. As a percentage of revenues, selling and marketing expenses increased from 12.17% to 12.26% during the six months ended July 31, 2003.

         General and administrative expenses increased by $ 734,744 from $ 1,296.792 to $2,031,536. As a percentage of revenues, general and administrative increased from 6.63% to 9.03%.

         Amortization expenses increased by $ 104,178 from $ 694,117 to $ 798,295. As a percentage of revenues, amortization expenses remained stable at 3.55%

         Financing expenses decreased by $ 290,006 from $ 550,135 to $ 260,129. As a percentage of revenues, financing expenses decreased from 2.81% to 1.16%.

         Earnings before income taxes was $ 186,656, a decrease of $349,521 compared to the six month period ended July 31, 2002. Relative to sales, earnings before income taxes decreased from 2.74% for the six month period ended July 31, 2002 to 0.83 % in the six month period ended July 31, 2003.

         Provisions for Income tax as a percentage of taxable earnings increased from 28% for the six month ended July 31, 2002 to 31.16% for 2003.

         As a result of the above factors, the Company`s net earnings decreased from $ 386,048 to $ 128,494.

Three month period ended July 31, 2003 compared to Three month period ended July 31, 2002.

         Revenues for the three month period ended July 31, 2003 were $ 12,343,154, a 17.60% increase over prior year revenues of $ 10,496,214.

         Gross profit increased by $ 456,418 to $3,100,950 over the same period. This represents an increase of 17.26%, expressed in relation to sales. Gross profit increased by 17.26% compared to an increase in sales of 17.6%.

         Selling expenses increased by $ 203,775 in the three month period ended July 31, 2003. As a percentage of revenues, selling and marketing expenses decreased from 11.77% to 11.66%.

         General and administrative expenses increased by $ 418,170 to $ 963,663. As a percentage of revenues, general and administrative increased from 5.20% to 7.81%.

         Amortization expenses increased by $9,491 from $ 377,409 to $ 386,900. As a percentage of revenues, amortization expenses decreased from 3.6% to 3.13%.

         Financing expenses decreased by $ 53,182 from $ 264,354 to $ 211,172. As a percentage of revenues, financing expenses decreased from 2.52% to 1.71%.

         Earnings before income taxes were $ 99,381 a decrease of $121,836 compared to the three month period ended July 31, 2002. Relative to sales, earnings before income taxes decreased from 2.11% for the three month period ended July 31, 2002 to 0.81% in the three month period ended July 31, 2003.

         Provisions for Income tax as a percentage of taxable income increased from 28.0% for the three month ended July 31, 2002 to 31.16% for 2003. Therefore the tax expenses has decreased by $ 30,959.

         As a result of the above factors, the Company's net earnings decreased from $ 159,601 to $ 68,724, a decrease of 57%.

Liquidity and Capital Resources

         The Company had a positive net change in cash of $ 996,457 for the six month period ended July 31, 2003. The principal sources of cash were from an increase in accounts payable in the amount of $1,444,296, advances of bank loans in the amount of $ 3,292,721, and depreciation and amortization of $ 798,295. Principal uses of cash were an increase in accounts receivable in the amount of $ 2,058,994, acquisition of assets in the amount of 1,088,027 and increase in inventory in the amount of $ 1,763,995.


OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The Company's significant contractual obligations as of July 31, 2003 are for debt and operating leases. Debt by year of maturity and future rental payments under operating lease agreements are presented below. As of July 31, 2003, the Company has an outstanding balance on its line of credit of $ 11,568,391 and does not have any purchase obligations. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.


-------------------------------------------------------------------------------------------------
Contractual Obligations        Payments Due by Period

-------------------------------------------------------------------------------------------------
                               Total        Less than 1     1-3 years    4-5 years   After 5 years
                                               year
-------------------------------------------------------------------------------------------------
Balance of Sale                 234,908        117,454        117,454
-------------------------------------------------------------------------------------------------
Capital Lease                 1,128,515        344,336        399,998      391,181           0
-------------------------------------------------------------------------------------------------
Long-term debt                5,388,082        799,711      2,072,621    2,466,163      49,587
-------------------------------------------------------------------------------------------------
Operating lease               2,580,776        632,105      1,156,204      792,467           -
-------------------------------------------------------------------------------------------------


Management believes that these commitments will be satisfied with current operating cash flow.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to fluctuations in interest rates on its debt. Increase in prevailing interest rates could increase the Company's interest payment obligations relating to variable rate debt. For example, a 100 basis point increase in interest rates would increase annual interest expense by $120,000.

ITEM 4.                    CONTROLS AND PROCEDURES

          Attached as Exhibit 31 hereto is the Certification that is required under Section 302 of the Sarbanes-Oxley Act of 2002. This section of the report contains information concerning the controls evaluation referred to in the
Section 302 Certifications and the information contained herein should be read in conjunction with the Certification.

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

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not currently involved in any material legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit 31. Rule 13a-14(a)/15d-14(a) Certifications.
Exhibit 32.1 Certification by the Chief Executive Officer Relating to a Periodic Report Containing Financial Statements.*
Exhibit 32.2 Certification by the Chief Financial Officer Relating to a Periodic Report Containing Financial Statements.*

(b) Reports on Form 8-K.

There were no reports filed on Form 8-K during the period covered by this report.

* The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     DECTRON INTERNATIONALE INC.


September 15, 2003                           By: /s/ Mauro Parissi
                                                     ----------------
                                                     Mauro Parissi
                                                     Chief Financial Officer