Form 10-Q
period 2003-10-31
DECTRON INTERNATIONALE INC
filed 2003-12-15
CIK 1066042

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended October 31, 2003 or

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: December 9, 2003, 2,920,000 Common Shares outstanding

         Transitional Small Business Disclosure (check One):

 Yes    [   ]         No [ X ]

                           DECTRON INTERNATIONALE INC.

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I - FINANCIAL INFORMATION

Item 1- Financial Statements

Interim Consolidated Balance Sheets - at October 31, 2003 and January 31, 2003 .................................2-3

Interim Consolidated Statements of Earnings - For the three and nine months ended
October 31, 2003 and the three and nine months ended October 31, 2002 ............................................4

Interim Consolidated Statements of Cash Flows - For nine months ended
October 31, 2003 and nine months ended October 31, 2002.........................................................5-7

Interim Consolidated Statements of Stockholders' Equity...........................................................8

Notes to Interim Financial Statements..........................................................................9-10

Item 2 - Management's Discussion and Analysis of Financial
           Conditions and Results of Operations...............................................................11-12

Item 3.Quantitative and Qualitative Disclosure About Market Risk.................................................13

Item 4.Controls and Procedures...................................................................................13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings........................................................................................14

Item 5. Other information........................................................................................14

Item 6. Exhibits and Reports on Form 8-K ........................................................................14

SIGNATURES...................................................................................................... 13

                          Part I FINANCIAL INFORMATION

DECTRON INTERNATIONALE INC.

Interim Consolidated Balance Sheets

As at October 31, 2003 and January 31, 2003

(Amounts Expressed in United States Dollars)                              Page 2
--------------------------------------------------------------------------------


                                                     October 31,    January 31,
                                                        2003            2003
                                                    ------------    ------------
Assets

Current

Cash                                                $  2,020,357    $    838,473
Accounts receivable                                   10,283,315       9,917,100
Inventory                                             11,556,172       9,525,297
Prepaid expenses and sundry assets                       817,838         538,145
Loans receivable                                          25,125          21,164
Deferred income taxes                                     36,539          36,539
                                                    ------------    ------------

                                                      24,739,346      20,876,718

Loans receivable                                         599,742         472,977

Property, plant and equipment                         11,832,866      10,229,880

Intangibles                                              189,401         169,000

Goodwill                                               1,563,636       1,355,117

Deferred income taxes                                  1,313,350       1,297,745
                                                    ------------    ------------

                                                    $ 40,238,341    $ 34,401,437
                                                    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Balance Sheets

As at October 31, 2003 and January 31, 2003

(Amounts Expressed in United States Dollars)                              Page 3
--------------------------------------------------------------------------------



                                                    October 31,     January 31,
                                                       2003            2003
                                                   ------------    ------------

Liabilities

Current

     Bank loans                                    $ 12,848,784    $  9,187,534
     Accounts payable and accrued expenses            5,315,273       4,835,993
     Income taxes payable                               466,559         684,578
     Current portion of long-term debt                  978,178       1,090,576
     Deferred revenue                                     5,618           4,732
     Current portion of balance of sale                 125,133           --
                                                   ------------    ------------

                                                     19,739,545      15,803,413

Long-term debt                                        5,049,051       5,322,309

Balance of sale                                         108,069           --

Deferred revenue                                      1,663,026       1,442,809
                                                   ------------    ------------

                                                     26,559,691      22,568,531
                                                   ------------    ------------

Stockholders' equity

Capital stock                                         7,012,934       7,136,223

Treasury stock                                          (88,780)        (88,780)

Accumulated other comprehensive gain (loss)           1,691,902        (128,764)

Retained earnings                                     5,062,594       4,914,227
                                                   ------------    ------------

                                                     13,678,650      11,832,906
                                                   ------------    ------------

Total liabilities and stockholders' equity         $ 40,238,341    $ 34,401,437
                                                   ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Earnings

For the Nine month Period Ended October 31, 2003 and October 31, 2002

(Amounts Expressed in United States Dollars)                              Page 4
--------------------------------------------------------------------------------


                                                       Nine            Nine
                                                      Months          Months
                                                       Ended          Ended
                                                    October 31,     October 31,
                                                       2003            2002
                                                   ------------    ------------

Net Sales                                          $ 33,635,374    $ 29,738,616

     Cost of sales                                   24,487,981      21,260,162
                                                   ------------    ------------

Gross profit                                          9,147,393       8,478,454
                                                   ------------    ------------

Operating expenses

     Selling                                          4,214,666       3,806,318
     General and administrative                       3,046,990       2,010,008
     Depreciation and amortization                    1,224,372       1,028,214
     Interest expense                                   445,841         816,096
                                                   ------------    ------------

                                                      8,931,869       7,660,636
                                                   ------------    ------------

Earnings before income taxes                            215,524         817,818

     Income taxes                                        67,157         228,989
                                                   ------------    ------------

Net Earnings                                       $    148,367    $    588,829
                                                   ============    ============

Net earnings per common share, basic
and diluted                                                0.05            0.21
                                                   ============    ============

Weighted average number of common shares
outstanding basic and diluted                         2,919,500       2,814,444


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Earnings

For the Three Month Period Ended October 31, 2003 and October 31, 2002

(Amounts Expressed in United States Dollars)                              Page 5
--------------------------------------------------------------------------------


                                                       Three            Three
                                                      Months           Months
                                                       Ended            Ended
                                                    October 31,      October 31,
                                                       2003             2002
                                                   ------------    ------------

Net Sales                                          $ 11,144,889    $ 10,193,297

     Cost of sales                                    8,030,778       7,170,524
                                                   ------------    ------------

Gross profit                                          3,114,111       3,022,773
                                                   ------------    ------------

Operating expenses

     Selling                                          1,458,000       1,427,858
     General and administrative                       1,015,454         713,216
     Depreciation and amortization                      426,077         334,097
     Interest expense                                   185,712         265,961
                                                   ------------    ------------

                                                      3,085,243       2,741,132
                                                   ------------    ------------

Earnings before income taxes                             28,868         281,641

     Income taxes                                         8,995          78,860
                                                   ------------    ------------

Net earnings                                       $     19,873    $    202,781
                                                   ============    ============

Net earnings per common share,
basic and diluted                                          0.01            0.07
                                                   ============    ============

Weighted average number of common shares
outstanding basic and diluted                         2,919,500       2,814,444


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Cash Flows

For the Nine Month Period Ending October 31, 2003 and October 31, 2002

(Amounts Expressed in United States Dollars)                              Page 6
--------------------------------------------------------------------------------


                                                       Nine            Nine
                                                      Months          Months
                                                       Ended          Ended
                                                    October 31,     October 31,
                                                       2003             2002
                                                   ------------    ------------

Operating activities
     Net earnings                                  $    148,367    $    588,829


Adjustments to reconcile net earnings to net
cash (used in) provided by operating
activities:
     Depreciation and amortization                    1,224,372       1,028,214
     Increase in accounts receivable                   (366,215)     (1,569,822)
     Decrease in income taxes receivable                   --            58,313
     Decrease (increase) in inventory                (2,030,875)        250,316
     Increase in prepaid expenses and sundry
       assets                                          (279,693)        (15,098)
     Increase in accounts payable and accrued
       expenses                                         479,280         535,579
     Increase (decrease) in income taxes
       payable                                         (218,019)        171,837
     Increase in deferred revenue                       221,103         416,869
     Decrease (Increase) in deferred income
       taxes                                            (15,605)          1,225
                                                   ------------    ------------

Net cash (used in) provided by operating
activities                                             (837,285)      1,466,262
                                                   ------------    ------------


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Cash Flows

For the Nine Month Period Ending October 31, 2003 and October 31, 2002

(Amounts Expressed in United States Dollars)                              Page 7
--------------------------------------------------------------------------------


                                                       Nine            Nine
                                                      Months          Months
                                                      Ended           Ended
                                                    October 31,     October 31,
                                                       2003            2002
                                                   ------------    ------------

Investing activities

     Acquisition of property, plant and equipment    (1,088,027)     (1,174,107)
     Acquisition of intangibles                            --           (63,658)
                                                   ------------    ------------

Net cash used in investing activities                (1,088,027)     (1,237,765)
                                                   ------------    ------------

Financing activities

     Issuance of capital stock                             --           278,800
     Advances (repayments of) from loan-term debt      (385,656)       (123,208)
     Advances to share purchase plan receivable        (123,289)        (68,897)
     Advances to loans receivable                      (130,726)         (5,740)
     Advances from bank loans                         3,661,250         308,586
     Repayments of loan payable                            --           (68,033)
     Advances from balance of sales                     233,202            --
                                                   ------------    ------------

Net cash provided by financing activities             3,254,781         321,508
                                                   ------------    ------------

Effect of foreign currency exchange rate on
cash and cash equivalents                              (147,585)        (34,364)
                                                   ------------    ------------


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Cash Flows

For the Nine month Period Ending October 31, 2003 and October 31, 2002

(Amounts Expressed in United States Dollars)                              Page 8
--------------------------------------------------------------------------------


                                                       Nine            Nine
                                                      Months          Months
                                                      Ended           Ended
                                                    October 31,     October 31,
                                                       2003            2002
                                                   ------------    ------------

Net increase in cash and cash equivalents             1,181,884         515,641

Cash and cash equivalents, beginning of period          838,473          86,727
                                                   ------------    ------------

Cash and cash equivalents, end of period           $  2,020,357    $    602,368
                                                   ============    ============

Supplemental disclosure of cash flow information

     Interest paid                                 $    766,690    $    556,890
                                                   ============    ============

     Income taxes paid                             $    216,502    $    142,224
                                                   ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Stockholders' Equity

For the NineMonth Period Ending October 31, 2003

(Amounts Expressed in United States Dollars)                             Page 9
-------------------------------------------------------------------------------


                                                                       Cumulative          Other
                                                                        Retained       Comprehensive     Treasury
                                                          Number         Amount          Earnings         Income           Stock
                                                      ------------    ------------     ------------    ------------    ------------
Balance January 31, 2000                                 2,795,000    $  6,849,609     $  2,873,524    $    289,121    $    (88,780)
                                                      ============    ============     ============    ============    ============

Share purchase plan
receivable                                                    --      $   (131,099)    $       --      $       --      $       --
Foreign currency translation                                  --              --               --          (303,856)           --
Net earnings for the year                                     --              --            857,426            --              --
                                                      ------------    ------------     ------------    ------------    ------------

Balance January 31, 2001                                 2,795,000    $  6,718,510     $  3,730,950    $    (14,735)   $    (88,780)
                                                      ============    ============     ============    ============    ============

Share purchase plan
receivable                                                    --      $     34,423     $       --      $       --      $       --
Foreign currency translation                                  --              --               --          (577,087)           --
Net earnings for the year                                     --              --             47,065            --              --
                                                      ------------    ------------     ------------    ------------    ------------

Balance January 31, 2002                                 2,795,000    $  6,752,933     $  3,778,015    $   (591,822)   $    (88,780)
                                                      ============    ============     ============    ============    ============

Share purchase plan
receivable                                                    --      $   (119,010)    $       --      $       --      $       --
Issuance of shares                                         124,500         502,300             --              --              --
Foreign currency translation
                                                              --              --               --           463,058            --
Net earnings for the year                                     --              --          1,136,212            --              --
                                                      ------------    ------------     ------------    ------------    ------------

Balance  January 31, 2003                                2,919,500    $  7,136,223     $  4,914,227    $   (128,764)   $    (88,780)
                                                      ============    ============     ============    ============    ============

Share purchase plan
receivable                                                    --      $   (123,289)    $       --      $       --      $       --
Foreign currency translation                                  --              --               --         1,820,666            --
Net earnings for the period                                   --              --            148,367            --              --
                                                      ------------    ------------     ------------    ------------    ------------

Balance  October 31, 2003                                2,919,500    $  7,012,934     $  5,062,594    $  1,691,902    $    (88,780)
                                                      ============    ============     ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Notes to Interim Consolidated Financial Statements

As at October 31, 2003 and January 31, 2003

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

DECTRON INTERNATIONALE INC.

Notes to Interim Consolidated Financial Statements

As at October 31, 2003 and January 31,2003

(Amounts Expressed in United States Dollars)                             Page 11
--------------------------------------------------------------------------------

2. SEGMENTED INFORMATION


                                                    October 31,     January 31,
                                                       2003            2003
                                                   ------------    ------------

   a) The breakdown of sales by geographic area is as follows:

      Canada                                       $ 16,180,889    $ 14,235,583
      United States of America                       15,182,705      20,623,100
      International                                   2,271,780       2,024,381
                                                   ------------    ------------

                                                   $ 33,635,374    $ 36,883,064
                                                   ============    ============

   b) The breakdown of identifiable assets by geographic area are as follows:

      Canada                                       $ 33,209,475    $ 26,391,369
      United States                                   7,028,866       8,010,068
                                                   ------------    ------------

                                                   $ 40,238,341    $ 34,401,437
                                                   ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

o Revenue Recognition
o Deferred Revenue
o Intangible Assets and Goodwill
o Foreign currency translation
o Accounting for Income Taxes

Revenue Recognition

The Company recognizes revenue for finished products when the goods are shipped and title passes to the customer, provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exist; the sales price is fixed or determinable; and collectibility is deemed probable.

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


Results of Operations

Nine month period ended October 31, 2003 compared to Nine month period ended October 31, 2002.

         Revenues for the nine month period ended October 31, 2003 were $ 33,635,374, a 13.1% increase over prior year of $ 29,738,616 primarily because of an increase of sales in RefPlus and also the addition of our new acquisition of Tranzmetal.

         Gross profit increased by $ 668,939 to $ 9,147,393 over the same period in 2002. Gross profit increased by 7.9% compared to an increase in sales of 13.1% for the nine month period ended October 31,2003 due to an increase in our overhead costs following the acquisition of Tranzmetal.

         Selling expenses increased by $ 408,348 for the nine month period ended October 31, 2003 from $ 3,806,318 to $ 4,214,666. As a percentage of revenues, selling and marketing expenses decreased from 12.8% to 12.53% during the nine months ended October 31, 2003. Selling Expenses increased due to the addition of new personnel in RefPlus.

         General and administrative expenses increased by $ 1,036,982 from $ 2,010,008 to $3,046,990 due to the integration of Tranzmetal. As a percentage of revenues, general and administrative increased from 6.76% to 9.06%.

         Amortization expenses increased by $ 196,158 from $ 1,028,214 to $ 1,224,372 due to the integration of Tranzmetal and the acquisition of new equipment. As a percentage of revenues, amortization expenses increased from 3.46% to 3.64%.

         Financing expenses decreased by $ 370,255 from $ 816,096 to $ 445,841 due mainly to the re-payment of a high interest loan. As a percentage of revenues, financing expenses decreased from 2.74% to 1.33%.

         Earnings before income taxes was $ 215,524, a decrease of $ 602,294 compared to the nine month period ended October 31, 2002. Relative to sales, earnings before income taxes decreased from 2.75% for the nine month period ended October 31, 2002 to 0.64 % in the nine month period ended October 31, 2003.

         Provisions for Income tax as a percentage of taxable earnings increased from 28% for the nine month ended October 31, 2002 to 31.16% for 2003. Tax expenses have decreased by $ 161,832 due to a decrease in taxable income.

         As a result of the above factors, the Company's net earnings decreased from $ 588,829 to $ 148,367.

Three month period ended October 31, 2003 compared to Three month period ended October 31, 2002.

         Revenues for the three month period ended October 31, 2003 were $ 11,144,889, a 9.34% increase over prior year revenues of $ 10,193,297. This increase is due primarily to increase of sales in RefPlus and also the addition of our new acquisition of Tranzmetal.

         Gross profit increased by $ 91,338 to $ 3,114,111 over the same period. This represents an increase of 3.02%, expressed in relation to sales. Gross profit increased by 3.02% compared to an increase in sales of 9.34%. This increase is due to an increase in our overhead costs following the acquisition of Tranzmetal.

         Selling expenses increased by $ 30,142 in the three month period ended October 31, 2003. As a percentage of revenues, selling and marketing expenses decreased from 14.01% to 13.08%.

         General and administrative expenses increased by $ 302,238 to $ 1,015,454 due mainly to the integration of Tranzmetal. . As a percentage of revenues, general and administrative increased from 7.0% to 9.11%.

         Amortization expenses increased by $ 91,980 from $ 334,097 to $ 426,077. As a percentage of revenues, amortization expenses increased from 3.28% to 3.82% due to the integration of Tranzmetal and the acquisition of new equipment.

         Financing expenses decreased by $ 80,249 from $ 265,961 to $ 185,712 due mainly to the re-payment of a high interest debt. As a percentage of revenues, financing expenses decreased from 2.61% to 1.67%.

         Earnings before income taxes were $ 28,868 a decrease of $ 252,773 compared to the three month period ended October 31, 2002. Relative to sales, earnings before income taxes decreased from 2.76% for the three month period ended October 31, 2002 to 0.26% in the three month period ended October 31, 2003.

         Provisions for Income tax as a percentage of taxable income increased from 28.0% for the three month ended October 31, 2002 to 31.16% for 2003. Tax expenses have decreased by $ 69,865 due to a decrease in taxable revenue.

         As a result of the above factors, the Company's net earnings decreased from $ 202,781 to $ 19,873, a decrease of 90.20%.

Liquidity and Capital Resources

         The Company had a positive net change in cash of $ 1,181,884 for the nine month period ended October 31, 2003. The principal sources of cash were from advances of bank loans in the amount of $ 3,661,250, and depreciation and amortization of $ 1,224,372. Principal uses of cash were acquisition of assets in the amount of 1,088,027 and increase in inventory in the amount of $ 2,030,875.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The Company's significant contractual obligations as of October 31, 2003 are for debt and operating leases. Debt by year of maturity and future rental payments under operating lease agreements are presented below. As of October 31, 2003, the Company have an outstanding balance on its line of credit of $ 12,848,784 and does not have any purchase obligations. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

-----------------------------------------------------------------------------------------------------------------
Contractual Obligations             Payments Due by Period
-----------------------------------------------------------------------------------------------------------------
                                         Total          Less than 1      1-3 years      4-5 years      After 5
                                                           year                                         years
-----------------------------------------------------------------------------------------------------------------
Balance of Sale                       $  233,202          $125,133      $  108,069          --           --
-----------------------------------------------------------------------------------------------------------------
Capital Lease                          1,049,066           344,336         399,998    $  304,732         --
-----------------------------------------------------------------------------------------------------------------
Long-term debt                         4,978,163           799,711       2,072,621     2,081,034      $24,797
-----------------------------------------------------------------------------------------------------------------
Operating lease                        2,291,725           632,105       1,156,204       503,416         --
-----------------------------------------------------------------------------------------------------------------

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

          The Company's principal executive officer and principal financial officer, after supervising and participating in an evaluation of the effectiveness of the Company's internal and disclosure controls and procedures as of October 31, 2003 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's internal and disclosure controls and procedures were effective.

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

Item 5.  Other Information

         On October 4, 2003, 1,150,000 of the Company's redeemable warrants to purchase shares of the Company's common stock at an exercise price of $ 9.00 per share expired.

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

                                        DECTRON INTERNATIONALE INC.


December 12, 2003                       By: /s/ Ness Lakdawala
                                                --------------
                                        Name:   Ness Lakdawala
                                        Title:  Chairman of the Board,
                                        Chief Executive Officer and President





December 12, 2003                       By: /s/ Mauro Parissi
                                                ----------------
                                        Name:   Mauro Parissi
                                        Title:  Chief Financial Officer