Form 10-K/A
period 2003-01-31
DECTRON INTERNATIONALE INC
filed 2004-04-30
CIK 1066042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                   -----------

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the year ended January 31, 2003

                        Commission File Number 001-14503

                           DECTRON INTERNATIONALE INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Quebec, Canada                               N/A
-------------------------------------------------      -------------------
(State of Incorporation or other Jurisdiction of       (I.R.S. Employer
         Incorporation or Organization)                Identification No.)
-------------------------------------------------      -------------------



  4300 Poirier Blvd., Montreal, Quebec, Canada              H4R 2C5
-------------------------------------------------      -------------------
    (Address of principal executive offices)               (Zip Code)
-------------------------------------------------      -------------------


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X | No | |

         Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes | | No |X|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No __

         The issuer's revenues for the most recent fiscal year were $ 36,883,064

         The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price on April 28, 2003 of $4.01 was approximately $4,128,524

         As of April 28, 2003, there were 2,919,500 shares of Common Stock, no par value per share, outstanding.

         Documents incorporated by reference: None.

                           DECTRON INTERNATIONALE INC.
                        2003 ANNUAL REPORT ON FORM 10-K/A

                                TABLE OF CONTENTS


PART I
Item 1.  Business.................................................................................  1
Item 2.  Properties...............................................................................  6
Item 3.  Legal Proceedings........................................................................  6
Item 4.  Submission of Matters to Vote of Security Holders........................................  6

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters....................  6
Item 6.  Selected Financial Data..................................................................  7
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations....  8
Item 7A. Quantitative and Qualitative Disclosures About Market Risk............................... 12
Item 8.  Financial Statements and Supplementary Data.............................................. 12
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosures.............................................................................. 12
Item 9A. Controls and Procedures.................................................................. 13

PART III

Item 10. Directors and Executive Officers of the Registrant....................................... 13
Item 11. Executive Compensation................................................................... 15
Item 12. Security Ownership of Certain Beneficial Owners and Management........................... 18
Item 13. Certain Relationships and Related Transactions........................................... 20
Item 14. Principal Accounting Fees and Services................................................... 21
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................... 21



Signatures........................................................................................22


                                EXPLANATORY NOTE

Dectron is filing this amendment to its Form 10-KSB filed for the fiscal year ended January 31, 2003 on Form 10-K/A to reflect that it was as of such date not a "Small Business Issuer" as defined in Item 10 of Reg S-B. In consequence thereof, Dectron has revised the disclosure contained in its Form 10-KSB to comply with the requirements of Reg S-K. Dectron's financial statements were filed in compliance with Reg S-K and are thus not included in this Form 10-K/A.


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


                               EXCHANGE RATE DATA

         Dectron maintains its books of account in Canadian dollars, but has provided the financial data in this Form 10-K/A in United States dollars and on the basis of generally accepted accounting principles as applied in the United States, and Dectron's audit has been conducted in accordance with generally accepted auditing standards in the United States. All references to dollar amounts in this Form 10-K/A, unless otherwise indicated, are to United States dollars.

         The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of United States dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per US$1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. On April 28, 2003, the exchange rate was Cdn$0.6904 per US$1.00.



------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
Year Ended December 31,         1998             1999             2000             2001             2002
------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
Rate at end of period           $0.6532          $0.6929          $0.6669          $0.6267          $0.6572
------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
Average rate during period      0.6745           0.6730           0.6733           0.6444           0.6388
------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
High                            0.7061           0.6929           0.6984           0.6697           0.6596
------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------
Low                             0.6376           0.6582           0.6410           0.6241           0.6206
------------------------------- ---------------- ---------------- ---------------- ---------------- ----------------


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

ITEM 2.  PROPERTIES

         We maintain our executive office at leased premises located at 4300 Poirier Blvd., Montreal, Quebec H4R 2C5. This lease expires January 31, 2005. We also have eight manufacturing facilities, of which five are leased and three are owned. Seven of our manufacturing facilities are located in or near Montreal, Quebec, and one is located in Niagara Falls, New York. The manufacturing facilities, which we own, are located in St. Jerome, Quebec, Boucherville, Quebec, and Niagara Falls, New York. The facilities are in good condition and do not require any significant capital expenditure. We maintain property insurance on the three owned manufacturing facilities in an amount that we believe to be sufficient. Of the five leased facilities, two of the leases expire on January 31, 2005, one June 30, 2010, one October 31, 2016 and one December 31, 2006. We also lease, for a monthly rent of $946, a 1,000 square foot sales facility in Roswell, Georgia. In addition, we lease, for a monthly rent of approximately $1,418 a 3,700 square foot sales and warehousing facility in Toronto, Ontario. And also, we lease a 1,000 square foot facility in Pompano Beach Florida, for approximately $1,400. Our facilities have an aggregate of approximately 471,000 square feet. We pay an aggregate of approximately $42,044 rent per month. We believe that suitable additional space will be available in the future on commercially reasonable terms.

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


                                                      COMMON STOCK                   WARRANTS
                                               ---------------------         ---------------------
                                                 High          Low             High         Low
                                               --------     --------         --------     --------
Fiscal year ended January 31, 2003               $7.40       $3.200           $1.150       $0.070
First quarter (2/1/02 thru 4/30/02)              $7.400      $5.500           $1.150       $0.690
Second quarter (5/1/02 thru 7/31/02)             $5.600      $4.100           $0.990       $0.300
Third quarter (8/1/02 thru 10/31/02)             $5.120      $3.200           $0.820       $0.210
Fourth quarter (11/1/02 thru 1/31/03)            $5.550      $4.700           $0.540       $0.070
Fiscal year ended January 31, 2002:              $7.450      $2.770           $1.120       $0.110
First quarter (2/1/01 thru 4/30/01)              $4.125      $3.250           $0.500       $0.130
Second quarter (5/1/01 thru 7/31/01)             $3.950      $2.770           $0.500       $0.120
Third quarter (8/1/01 thru 10/31/01)             $7.450      $3.050           $1.120       $0.110
Fourth quarter (11/1/01 thru 1/31/02)            $6.400      $4.280           $0.850       $0.500



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

ITEM 6. SELECTED FINANCIAL DATA


                                                                        Year ended January 31,
                                                        -----------------------------------------------------------------------
                                                           1999           2000          2001         2002           2003
                                                           ----           ----          ----         ----           ----
Consolidated Statement of Operations Data:

Net revenues                                            20,495,340     31,402,954    33,958,558    31,939,002     36,883,064
Costs of revenues                                       13,697,360     20,168,656    21,937,386    20,845,612     25,159,527
Gross profit                                             6,797,980     11,234,298    12,021,172    11,093,390     11,723,537
Selling, general and administrative, and                 5,157,589      9,197,760    11,309,530    11,371,534     10,956,559
amortization
(Loss) income from operations                            1,640,391      2,036,538       711,642      (278,144)       766,978

Other (expense) income, net                                                                                         (132,342)
(Loss) income from continuing operations before          1,640,391      2,036,538       711,642      (278,144)       634,636
income taxes and extraordinary gain
(Benefit from) provision for income taxes                  511,210        909,775        82,503      (229,879)      (194,386)
(Loss) income before extraordinary gain and              1,129,181      1,126,763       629,139       (48,265)       440,250
discontinued operations
Extraordinary gain
Cumulative effect of change in accounting principle
Preferred stock dividends
Increase to income available to common
stockholders from repurchase of preferred stock
Net (loss) income from discontinued operations,                  -              -       228,287        95,330        105,276
net of tax
Gain on disposal of discontinued operations, net                 -              -             -             -        590,686
of tax
Net (loss) income available to common stockholders       1,129,181      1,126,763       857,426        47,065      1,136,212
Basic (loss) income per share                                 0.54           0.40          0.31          0.02           0.40
(Loss) income per share assuming dilution                     0.54           0.40          0.31          0.02           0.40
Weighted average shares outstanding                      2,082,781      2,795,000     2,795,000     2,795,000      2,816,181

Weighted average shares outstanding assuming             2,082,781      2,795,000     2,795,000     2,795,000      2,848,729
dilution
Pro forma basic (loss) earnings per share assuming                                         0.38          0.09           0.40
the accounting change is applied retroactively
Pro forma (loss) earnings per share assuming the                                           0.38          0.09           0.40
accounting change is applied retroactively,
assuming dilution



                                                                                At January 31,
                                                ------------------------------------------------------------------------------
                                                   1999            2000              2001            2002           2003
                                                   ----            ----              ----            ----           ----
Consolidated Balance Sheet Data:

Working (deficit) capital                       4,046,890        4,821,024        4,849,309        3,985,574        5,073,305
Total assets                                   19,381,087       27,985,089       35,159,985       30,560,638       34,401,437
Long-term debt                                  1,531,872        4,657,838        6,722,601        5,170,364        5,322,309
Total liabilities                              10,834,464       18,061,615       24,814,040       20,710,292       22,568,531
Stockholders' equity                            8,546,623        9,923,474       10,345,945        9,850,346       11,832,906


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the selected historical financial data, financial statements and notes thereto and the other historical financial information of Dectron contained elsewhere in this Annual Report on Form 10-K/A. The statements contained in this Annual Report on Form 10-K/A that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, including statements regarding Dectron's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include Dectron's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this prospectus are based on information available to Dectron on the date hereof, and Dectron assumes no obligation to update any such forward-looking statement. It is important to note that Dectron's actual results could differ materially from those in such forward-looking statements.

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

         Earnings before discontinued operations in Fiscal 2003 was $440,250, an increase of $488,515 from Fiscal 2002 loss of $48,265.

         Earnings from discontinued operations net of taxes in Fiscal 2003 was $105,276, an increase of $9,946 from Fiscal 2002.

         Gain on discontinued operations, net of taxes in Fiscal 2003 was $590,686, compared to none in Fiscal 2002.

         As a result, Dectron reported net income of $1,136,212.

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

         Income tax expenses as a percentage of taxable income decreased from 44.6% for 2000 to 11.6% for 2001. Tax expenses decreased by $797,314 mainly because of the decrease in taxable income and loss carry forwards.

         As a result, Dectron reported net income of $857,426, a decrease of 1.1% in relation to sales.

Liquidity and Capital Resources
-------------------------------

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

Fiscal 2003

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

         In June 2002, the Company entered into a financial lease for an amount of $400,000 bearing interest at 6.989%.

         In August 2002, the Company entered into a financial lease for an amount of $97,925 bearing interest at 6.025%.

         In October 2002, the Company entered into a financial lease for an amount of $267,896 bearing interest at 6.275%.

Fiscal 2002

         In Fiscal 2002, the Company renewed a secured credit arrangement with National Bank of Canada. This new facility included an aggregated credit line of Cdn $16,500,000 of which Cdn $8,250,000 can be financed through Bankers Acceptance. The amount available to the Company is equal to 75% of "eligible accounts receivable" as defined in the Line of Credit Agreement, plus 50% of the inventory values, net of work in process, up to a maximum advance against inventory of approximately Cdn $7,500,000. Dectron's borrowings under the Line of credit bears interest at Canadian prime plus .25%, which at January 31, 2003 amounted to 3.25%. Interest on any borrowings is payable monthly. The Company is in full compliance with all of the banking covenants (including financial covenants and ratios) and is required to report to its bankers on a monthly basis. The Company finances its operations mainly through the use of Bankers Acceptance bearing an average lending rate of prime. All borrowings are collateralized by the assets of the Company.

Fiscal 2001

         In Fiscal 2001, the Company renewed a secured credit arrangement with National Bank of Canada. This new facility included an aggregated credit line of Cdn $13,000,000 of which Cdn $6,000,000 can be financed through bankers acceptance. The amount available to the Company is equal to 75% of "eligible accounts receivable" as defined in the Line of Credit Agreement, plus 50% of the inventory values, net of work in process, up to a maximum advance against inventory of approximately $5,000,000. Dectron's borrowings under the Line of credit bears interest at Canadian prime plus .25%, which at January 31, 2001 amounted to 7.25%. Interest on any borrowings is payable monthly. The Company is in full compliance with all of the banking covenants (including financial covenants and ratios) and is required to report to its bankers on a monthly basis. The Company finances its operations mainly through the use of Bankers Acceptance bearing an average lending rate of prime. All borrowings are collateralized by the assets of the Company.

         In Fiscal 2001, the Company also secured credit arrangement with National Bank of Canada in New York. This new facility included an aggregated credit line of US $1,250,000. The amount available to the Company is equal to 80% of "eligible accounts receivable" as defined in the Line of Credit Agreement, plus 60% of the inventory values, net of work in process, up to a maximum advance against inventory of approximately $625,000. Dectron's borrowings under the Line of credit bears interest at American prime plus .5%. Interest on any borrowings is payable monthly.

         In February 2000, Dectron renegotiated a bank loan and replaced it with a term loan in the amount of $2,527,000 USD bearing interest at the Bank's American Prime Rate plus 1% for a term of 5 years and a mezzanine loan in the amount of $1,000,000 USD bearing interest at the Bank's American Prime Rate plus 3% for a term of three years.

         In February 2000, the Company entered into a mortgage note in the amount US$1,652,000 and equipment note in the amount of US$406,000 with the National Bank of Canada both bearing interest a American prime plus .75%.

         In August 2000, the Company entered into a note agreement with National Bank of Canada for the purchase of new equipment bearing interest at the American prime rate plus .75%.

         In August 2000, the Company entered into two financial leases for a total amount of Cdn $951,420 to finance equipment, both bearing interest at 8.48%.

         In November 2000, the Company entered into two term loans for a total of $700,000 to finance capital acquisitions bearing interest at prime plus .75%.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to fluctuations in interest rates on our debt. Increase in prevailing interest rates could increase our interest payment obligations relating to variable rate debt. For example, a 100 basis point increase in interest rates would increase our annual interest expense by $120,000.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Form 10-KSB filed with the Commission on May 1, 2003 as well as the Explanatory Note hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in or disagreements with our accountants.

ITEM 9A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

         The officers and directors of Dectron, and further information concerning them, are as follows:


Name                    Age        Position
-----------------     ------       ---------------------------------------------------------------------------
Ness Lakdawala          69         Chairman of the Board of Directors, President and Chief Executive Officer
Roshan Katrak           59         Vice President of Human Relations and Director
Mauro Parissi           37         Chief Financial Officer, Secretary and Director
Michel Lecompte         53         Vice President of Operations of Refplus
Leena Lakdawala         35         Executive Vice President and Director
Liam Cheung             33         Director
Gilles Richard          64         Director


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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by Dectron during each of the last three fiscal years to our Chief Executive Officer and to each of our executive officers who earned in excess of $100,000 during the year ended January 31, 2003.

                           Summary Compensation Table


Name and Principal            Year     Annual Salary (1)    Bonus       Restricted      Options/        Other
Position                                                               Stock Awards      SAR's       Compensation
--------------------------- ---------- ------------------ ---------- ----------------- ----------- -----------------
Ness Lakwadala                2003         $142,380         - - -         - - -          - - -          - - -

Chairman of the Board of      2002         $142,380         - - -         - - -          - - -          - - -
Directors, President, and
Chief Executive Officer       2001         $140,647         - - -         - - -          - - -          - - -


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

         On September 2, 1999, the Board granted options under our 1999 Stock Option Plan to certain members of our Board and certain employees. Leena Lakdawala, Roshan Katrak, Mauro Parissi, and Richard Ness were granted 60,000, 60,000, 18,000 and 8,000 options, respectively. Subject to certain limitations, the options granted are exercisable one year after issuance. Subsequent to the one-year anniversary date of the grant, the option holders may exercise the option up to 25% per year of the total options granted for the following four years. Each of the options will be fully exercisable on November 4, 2003, and expire on November 4, 2004. The exercise price of the options is $3.00.

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

         On January 4, 2002, the Board granted options under our 2001 Stock Option Plan to certain members of our Board and certain employees. Leena Lakdawala, Roshan Katrak, Mauro Parissi, Liam Cheung, and Gilles Richard were granted 15,000, 15,000, 5,000, 3,000 and 3,000 options, respectively. Subject to certain limitations, the options granted are exercisable one year after issuance. Subsequent to the one-year anniversary date of the grant, the option holders may exercise the option up to 25% per year of the total options granted for the following four years. Each of the options will be fully exercisable on January 4, 2006, and expire on January 4, 2007. The exercise price of the options is $4.20.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of April 28, 2003 with respect to each beneficial owner of 5% or more of the outstanding shares of our common stock, each of our officers and directors, and all of our officers and directors as a group:


Names and Address of Beneficial Owner          Amount and Nature of        Percentage of Shares
Owner(1)                                     Beneficial Ownership (2)          Outstanding
--------------------------------------      ---------------------------   ----------------------
Ness Lakdawala                                    1,722,269 (3)                    58%
Roshan Katrak                                     1,722,269 (4)                    58%
Mauro Parissi                                        44,850 (5)                   1.5%
Leena Lakdawala                                     100,050 (6)                   3.4%
Michel Lecompte                                      18,974 (7)                      *
Liam Cheung                                           2,750 (8)                      *
Gilles Richard                                        1,050 (9)                      *
All directors and officers as a group             1,889,943                      65.3%
(7 persons) (3)-(9)


* Less than 1%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

ITEM 14. PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

Aggregate fees billed to our company for the fiscal years ended December 31, 2003 and 2002 by our principal accountant, Schwartz Levitsky Feldman, all expressed in US Dollars, are as follows:


                                      2003              2002

Audit Fees                        $ 66,117.13        $ 43,996.73

Audit-Related Fees                      - - -        $  2,890.30

Tax Fees                          $  7,346.35        $  4,174.87

All Other Fees                    $ 20,882.79 (1)          - - -

Total                             $    94,346        $    51,062

(1) Consisting of fees charged for assistance in preparing our budget.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) Financial Statements.

         Filed in conformity with Reg S-K on the Registrants's Form 10-KSB on May 1, 2003.


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


                                   DECTRON INTERNATIONALE INC.


                                   By: /s/ Ness Lakdawala
                                       ------------------
                                       Ness Lakdawala
                                       Chairman and Chief Executive Officer

Dated: April 30, 2004

                                 CERTIFICATIONS

         I, Ness Lakdawala, certify that:

1. I have reviewed this annual report on Form 10-K/A of Dectron Internationale Inc.;

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


Date: April 30, 2004


                   /s/ Ness Lakdawala
                   ----------------------------------------
                   Ness Lakdawala
                   Chairman, President and Chief Executive Officer

                                 CERTIFICATIONS

         I, Mauro Parissi, certify that:

1. I have reviewed this annual report on Form 10-K/A of Dectron Internationale Inc.;

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

Date: April 30, 2004


                               /s/ Mauro Parissi
                               ----------------------------------------
                               Mauro Parissi
                               Chief Financial Officer