Form 10-Q/A
period 2003-04-30
DECTRON INTERNATIONALE INC
filed 2004-04-30
CIK 1066042

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-Q/A
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended April 30, 2003 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from _______to_______

                        Commission File Number 001-14503

                           DECTRON INTERNATIONALE INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)




                      Quebec, Canada                                                  N/A
      ------------------------------------------------                ------------------------------------
      (State of Incorporation or other Jurisdiction of                (I.R.S. Employer Identification No.)
              Incorporation or Organization)



       4300 Poirier Blvd., Montreal, Quebec, Canada                                H4R 2C5
       --------------------------------------------                               ----------
         (Address of principal executive offices)                                 (Zip Code)


Registrants' telephone number, including area code: (514) 334-9609

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 13, 2003, 2,919,500 Common Shares outstanding

                           DECTRON INTERNATIONALE INC.



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements......................................................................................1

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................................3

Item 4.  Controls and Procedures...................................................................................3


PART II - OTHER INFORMATION


Item 1. Legal Proceedings..........................................................................................3

Item 2. Changes in Securities and Use of Proceeds..................................................................3

Item 3. Defaults Upon Senior Securities............................................................................3

Item 4. Submission of Matters to a Vote of Security Holders........................................................3

Item 5. Other Information..........................................................................................4

Item 6. Exhibits and Reports on Form 8-K...........................................................................4


SIGNATURES.........................................................................................................5

                                EXPLANATORY NOTE

Dectron is filing this amendment to its Form 10-QSB filed for the fiscal period ended April 30, 2003 on Form 10-Q/A to reflect that it was as of such date not a "Small Business Issuer" as defined in Item 10 of Reg S-B. In consequence thereof, Dectron has revised the disclosure contained in its Form 10-QSB to comply with the requirements of Reg S-K. Dectron's financial statements were filed in compliance with Reg S-K and are thus not included in this Form 10-Q/A.


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


         Certain statements contained herein including, without limitation, those concerning (i) the strategy of Dectron Internationale Inc. ("Dectron"),
(ii) Dectron's expansion plans and (iii) Dectron's capital expenditures, contain forward- looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") concerning Dectron's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, those discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Dectron undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

See Form 10-QSB filed with the Commission on June 16, 2003 as well as the Explanatory Note hereto.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to fluctuations in interest rates on its debt. Increase in prevailing interest rates could increase the Company's interest payment obligations relating to variable rate debt. For example, a 100 basis point increase in interest rates would increase the Company's annual interest expense by $120,000.

ITEM 4. CONTROLS AND PROCEDURES

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


                            PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



(a)  Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350 by Ness Lakdawala
99.2 Certification pursuant to 18 U.S.C. Section 1350 by Mauro Parissi

(b) Reports on Form 8-K.

There were no reports filed on Form 8-K during the period covered by this report.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           DECTRON INTERNATIONALE INC.


April 30, 2004                             By: /s/ Mauro Parissi
                                               ------------------

                                           Mauro Parissi
                                           Chief Financial Officer

                                  CERTIFICATION

I, Ness Lakdawala, Chairman of the Board, Chief Executive Officer and President of Dectron Internationale Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Dectron Internationale Inc.;

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

Date: April 30, 2004

                                        By: /s/ Ness Lakdawala
                                            ------------------
                                        Ness Lakdawala, Chairman of the Board,
                                        Chief Executive Officer and President

                                  CERTIFICATION

I, Mauro Parissi, Chief Financial Officer of Dectron Internationale Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Dectron Internationale Inc.;

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

Date: April 30, 2004

                                           By: /s/ Mauro Parissi
                                               -----------------
                                           Mauro Parissi
                                           Chief Financial Officer