Form 10-Q/A
period 2003-07-31
DECTRON INTERNATIONALE INC
filed 2004-04-30
CIK 1066042

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

                        Commission File Number 001-14503

                           DECTRON INTERNATIONALE INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Quebec, Canada                                  N/A
-------------------------------------------------        --------------------
(State of Incorporation or other Jurisdiction of          (I.R.S. Employer
         Incorporation or Organization)                   Identification No.)
-------------------------------------------------        --------------------


  4300 Poirier Blvd., Montreal, Quebec, Canada                  H4R 2C5
-------------------------------------------------        --------------------
    (Address of principal executive offices)                  (Zip Code)
-------------------------------------------------        --------------------


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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: September 10, 2003, 2,969,500 shares of Common Stock outstanding

                           DECTRON INTERNATIONALE INC.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements........................................................................    1

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......    1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................    6

Item 4.  Controls and Procedures.....................................................................    6


PART II - OTHER INFORMATION


Item 1. Legal Proceedings............................................................................    6

Item 2. Changes in Securities and Use of Proceeds....................................................    6

Item 3. Defaults Upon Senior Securities..............................................................    6

Item 4. Submission of Matters to a Vote of Security Holders..........................................    6

Item 5. Other Information............................................................................    6

Item 6. Exhibits and Reports on Form 8-K.............................................................    6


SIGNATURES...........................................................................................    7


                                EXPLANATORY NOTE

Dectron is filing this amendment to its Form 10-QSB filed for the fiscal period ended July 31, 2003 on Form 10-Q/A to reflect that it was as of such date not a "Small Business Issuer" as defined in Item 10 of Reg S-B. In consequence thereof, Dectron has revised the disclosure contained in its Form 10-QSB to comply with the requirements of Reg S-K. Dectron's financial statements were filed in compliance with Reg S-K and are thus not included in this Form 10-Q/A.


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

                          PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

See Form 10-QSB filed with the Commission on September 16, 2003 as well as the Explanatory Note hereto.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Critical Accounting Policies
----------------------------

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

Revenue Recognition
-------------------

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

Deferred Revenue
----------------

         The company has sold extended warranty contracts covering a period of four to nine years beyond the one year basic guarantee. The deferred revenue is recognized as income over the four to nine year period on a straight-line basis commencing one year from the sale of the contracts.

Intangible Assets and Goodwill

         The company accounts for intangible assets and goodwill in accordance with Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets", which was adopted by the Company on February 1, 2002 in accordance with that statement, goodwill and intangible assets with indefinite lives are no longer amortized, but rather tested for impairment at least annually. Intangible assets with estimable useful lives, consisting of patents, trademarks, and rights, are amortized on a straight-line basis over the estimated useful lives of 5 to 15 years, and are reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment of Long-Lived Assets."

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

         Revenues for the six month period ended July 31, 2003 were $22,490,485, a 15.1% increase over prior year of $19,545,319.

         Gross profit increased by $577,601 to $6,033,282 over the same period in 2002. Gross profit increased by 10.6% compared to an increase in sales of 15.1% for the six month period ended July 31,2003.

         Selling expenses increased by $378,206 for the six month period ended July 31, 2003 from $2,378,460 to $2,756,666. As a percentage of revenues, selling and marketing expenses increased from 12.17% to 12.26% during the six months ended July 31, 2003.

         General and administrative expenses increased by $734,744 from $1,296.792 to $2,031,536. As a percentage of revenues, general and administrative increased from 6.63% to 9.03%.

         Amortization expenses increased by $104,178 from $694,117 to
$798,295. As a percentage of revenues, amortization expenses remained stable at 3.55%

         Financing expenses decreased by $290,006 from $550,135 to $260,129. As a percentage of revenues, financing expenses decreased from 2.81% to 1.16%.

         Earnings before income taxes was $186,656, a decrease of $349,521 compared to the six month period ended July 31, 2002. Relative to sales, earnings before income taxes decreased from 2.74% for the six month period ended July 31, 2002 to 0.83 % in the six month period ended July 31, 2003.

         Provisions for Income tax as a percentage of taxable earnings increased from 28% for the six month ended July 31, 2002 to 31.16% for 2003.

         As a result of the above factors, the Company's net earnings decreased from $386,048 to $128,494.

Three month period ended July 31, 2003 compared to Three month period ended July 31, 2002.

         Revenues for the three month period ended July 31, 2003 were $12,343,154, a 17.60% increase over prior year revenues of $10,496,214.

         Gross profit increased by $456,418 to $3,100,950 over the same period. This represents an increase of 17.26%, expressed in relation to sales. Gross profit increased by 17.26% compared to an increase in sales of 17.6%.

         Selling expenses increased by $203,775 in the three month period ended July 31, 2003. As a percentage of revenues, selling and marketing expenses decreased from 11.77% to 11.66%.

         General and administrative expenses increased by $418,170 to $963,663. As a percentage of revenues, general and administrative increased from 5.20% to 7.81%.

         Amortization expenses increased by $9,491 from $377,409 to $386,900.
As a percentage of revenues, amortization expenses decreased from 3.6% to 3.13%.

         Financing expenses decreased by $53,182 from $264,354 to $211,172.
As a percentage of revenues, financing expenses decreased from 2.52% to 1.71%.

         Earnings before income taxes were $99,381 a decrease of $121,836 compared to the three month period ended July 31, 2002. Relative to sales, earnings before income taxes decreased from 2.11% for the three month period ended July 31, 2002 to 0.81% in the three month period ended July 31, 2003.

         Provisions for Income tax as a percentage of taxable income increased from 28.0% for the three month ended July 31, 2002 to 31.16% for 2003. Therefore the tax expenses has decreased by $30,959.

         As a result of the above factors, the Company's net earnings decreased from $159,601 to $68,724, a decrease of 57%.

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

Three-month period ended July 31, 2002 compared to Three-month period ended July 31, 2001.

         Revenues for the three-month period ended July 31, 2002 were $10,496,214, a 20.74% increase over prior year revenues of $8,693,307.

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


Liquidity and Capital Resources
-------------------------------

         The Company had a positive net change in cash of $996,457 for the six month period ended July 31, 2003. The principal sources of cash were from an increase in accounts payable in the amount of $1,444,296, advances of bank loans in the amount of $3,292,721, and depreciation and amortization of $798,295. Principal uses of cash were an increase in accounts receivable in the amount of $ 2,058,994, acquisition of assets in the amount of 1,088,027 and increase in inventory in the amount of $1,763,995.

Off-balance Sheet Arrangements
------------------------------

         The Company does not have any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments
--------------------------------------------------

         The Company's significant contractual obligations as of July 31, 2003 are for debt and operating leases. Debt by year of maturity and future rental payments under operating lease agreements are presented below. As of July 31, 2003, the Company has an outstanding balance on its line of credit of $11,568,391 and does not have any purchase obligations. The Company has not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.


Contractual Obligations                              Payments Due by Period
-----------------------         -------------------------------------------------------------------

                                  Total     Less than one   1-3 years    4-5 years    After 5 years
                                                year
-----------------------         ---------     ---------     ---------     ---------     ---------
Balance of Sale                   234,908       117,454       117,454

Capital Lease                   1,128,515       344,336       399,998       391,181             0

Long-term debt                  5,388,082       799,711     2,072,621     2,466,163        49,587

Operating lease                 2,580,776       632,105     1,156,204       792,467             -


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