Form 10-K
period 2004-01-31
DECTRON INTERNATIONALE INC
filed 2004-05-07
CIK 1066042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the year ended January 31, 2004

                        Commission File Number 001-14503

                           DECTRON INTERNATIONALE INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)



                      Quebec, Canada                                                  N/A
                      --------------                                                  ---
      (State of Incorporation or other Jurisdiction of                (I.R.S. Employer Identification No.)
              Incorporation or Organization)


      4300 Poirier Blvd., Montreal, Quebec, Canada                                  H4R 2C5
      ---------------------------------------------                                 -------
         (Address of principal executive offices)                                 (Zip Code)


                                 (514) 334-9609
                                 --------------
              (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                           Common Stock, No Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X | No | |

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes [ ]       No X

         The issuer's revenues for the most recent fiscal year were $39,654,922.

         The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price on July 31, 2003 of $ 3.70 was approximately $4,289,676.

         As of April 30, 2004, there were 2,973,750 shares of Common Stock, no par value per share, outstanding.

                   Documents incorporated by reference: None.

                          DECTRON INTERNATIONALE, INC.
                         2004 ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS



                                                                                                               Page

PART I                                                                                                            1
       Item 1. Business                                                                                           1

       Item 2. Properties                                                                                         3
       Item 3. Legal Proceedings                                                                                  3
       Item 4. Submission of Matters to a Vote of Security Holders                                                3

PART II                                                                                                           3

       Item 5. Market for Registrant's Common Equity and Related Stockholder Matters                              3
       Item 6. Selected Financial Data                                                                            6
       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations              6
       Item 7A. Quantitative And Qualitative Disclosures About Market Risk                                       14
       Item 8. Financial Statements And Supplementary Data                                                       14
       Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure              15
       Item 9A. Controls And Procedures                                                                          15

PART III                                                                                                         16
       Item 10. Directors and Executive Officers of the Registrant                                               16
       Item 11. Executive Compensation                                                                           19
       Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder
       Matters                                                                                                   23
       Item 13. Certain Relationships And Related Transactions                                                   24
       Item 14. Principal Accounting Fees and Services                                                           26

PART IV
       Item 15. Exhibits, Financial Statement Schedules And Reports On Form 8-K                                  26


Signatures

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
                -------------------------------------------------


THE FEDERAL SECURITIES LAWS PROVIDE FOR A SAFE HARBOR FOR CERTAIN
FORWARD-LOOKING STATEMENTS. THIS SAFE HARBOR PROTECTS US FROM LIABILITY IN A PRIVATE ACTION ARISING UNDER EITHER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, FOR FORWARD-LOOKING STATEMENTS THAT ARE IDENTIFIED AS SUCH AND ACCOMPANIED BY MEANINGFUL CAUTIONARY STATEMENTS OR ARE IMMATERIAL.

WHEN USED IN THIS FORM 10-K, THE WORDS OR PHRASES "ESTIMATE", "INTENDS", "MAY", "EVALUATING" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS AMENDED. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO, FUTURE EARNINGS AND OTHER MEASUREMENTS OF FINANCIAL PERFORMANCE, FUTURE CASH FLOW AND USES OF CASH, THE EFFECT OF ECONOMIC DOWNTURNS OR GROWTH IN PARTICULAR REGIONS, THE EFFECT OF CHANGES IN THE LEVEL OF ACTIVITY IN PARTICULAR INDUSTRIES OR MARKETS, PRODUCT DEVELOPMENTS AND NEW BUSINESS OPPORTUNITIES, RESTRUCTURING COSTS AND SAVINGS, THE OUTCOME OF CONTINGENCIES, FUTURE LEVELS OF INDEBTEDNESS AND CAPITAL SPENDING, THE SUCCESSFUL IDENTIFICATION OF STRATEGIC BUSINESS PARTNERS, THE SUCCESSFUL EXECUTION OF AGREEMENTS WITH STRATEGIC BUSINESS PARTNERS REQUIRED FOR THE IMPLEMENTATION OF BUSINESS PLANS AND THE SUCCESSFUL IDENTIFICATION, ACQUISITION AND INTEGRATION OF ADDITIONAL TARGET BUSINESSES. SUCH FACTORS COULD AFFECT OUR COMPANY'S, INCLUDING THAT OF OUR SUBSIDIARIES', FINANCIAL PERFORMANCE AND COULD CAUSE OUR ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM ANY OPINION OR STATEMENTS EXPRESSED HEREIN WITH RESPECT TO FUTURE PERIODS. AS A RESULT, WE CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE AND, EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE ON WHICH THE STATEMENT IS MADE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. IN ADDITION, WE CANNOT ASSESS THE IMPACT OF EACH FACTOR ON OUR BUSINESS OR THE EXTENT TO WHICH ANY FACTOR OR COMBINATION OF FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS.

                           Foreign Exchange Rate Data
                           --------------------------

Dectron Internationale, Inc. maintains its book of accounts in Canadian dollars. The information provided in this Form 10-K is in the currency of the United States (US Dollars), on the basis of generally accepted accounting principles applying in the United States. Dectron Internationale, Inc.'s audit by external parties has been conducted in accordance with United States generally accepted auditing standards. Unless otherwise indicated, all references to dollar amounts in this Form 10-K are in US dollars.

The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of United States dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per US$1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. On April 28, 2004, the exchange rate was Cdn$0.7275 per US$ 1.00.

         Year Ended December 31                1999         2000          2001         2002          2003
         ----------------------                ----         ----          ----         ----          ----
         Rate at end of period               $ 0.69       $ 0.67        $ 0.63       $ 0.66        $ 0.77
         Average rate during period          $ 0.67       $ 0.67        $ 0.64       $ 0.64        $ 0.71
         High                                $ 0.69       $ 0.70        $ 0.67       $ 0.66        $ 0.78
         Low                                 $ 0.66       $ 0.64        $ 0.62       $ 0.62        $ 0.63

                                     PART I

ITEM 1.  BUSINESS


Unless otherwise indicated, references to "Dectron", "us", "our" and "we" refer to Dectron Internationale, Inc. and its wholly-owned subsidiaries including: (i) Dectron, Inc. (ii) Dectron USA, (iii) RefPlus, (iv) Thermoplus, (v) Circul-Aire
(vi) Tranzmetal (vii) IPAC 2000, and (viii) International Water Makers Inc. ("IWM").

General
We are a global provider of Custom and Semi-Custom HVAC products and services to the Building Systems, Food Processing, Petrochemical and various industrial and commercial - markets. Our core businesses are classified into five principal areas: Dectron, Inc., RefPlus, Circul-Aire, Thermoplus and International Water Makers. Dectron, Inc., Circul-Aire and Thermoplus serve customers in commercial and residential buildings through a network of manufacturers' representatives, dealers and each such subsidiary's internal sales force. Circul-Aire and Dectron, Inc. also serve industrial customers. RefPlus serves commercial refrigeration customers through a network of wholesalers in Canada and dealers in the US.

The products manufactured and supplied include Energy Recycling Dehumidifiers, Refrigeration Packages, Air Purification and Filtration Systems, Heating, Ventilation and Air conditioning Equipment. More recently, we introduced Moisture Recovery Systems currently used for on-line turbine cleaning applications in offshore oil drilling operations. Demand for our products is influenced by national, international and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations with a lag factor of 6-18 months.

We believe that we have structured our company to minimize absolute reliance on external supplier for certain key components.

Description of Business

Dectron Inc.
Dectron, Inc., the largest of the subsidiaries, was incorporated in 1977 to develop, manufacture and market standard as well as custom design dehumidification equipment for Indoor Pool applications. This product line has experienced considerable success in North America and as a result has allowed us to become a leader in North America's indoor pool dehumidification business. We believe that Dectron is now one of North America's leading manufacturers of dehumidification and closed looped energy recycling systems.

Dectron Inc., through its subsidiary Dectron USA, operates a sales office in the United States located in Roswell, Georgia. This office supports the efforts of Dectron Inc.'s network of trained manufacturer's representatives who sell Dectron Inc.'s products throughout the United States. Dectron Inc. also has sales representatives throughout Canada and overseas. We invite our independent sales representatives and their technicians to be trained and certified by Dectron Inc.'s own technical staff at no cost to the attendees at a training school run by Dectron. We also use the training school both to market our products and to demonstrate to potential buyers, first hand, the technical qualifications our employees have to offer as a service to our customers. We believe that customer service and technical expertise are a large part of what sets us apart from our competitors. We also market our products in trade magazines, through industry associations and by attending trade shows where we display and demonstrate many of our products.

RefPlus
RefPlus was incorporated in 1993 to manufacture high quality modular commercial and industrial refrigeration and air conditioning equipment for commercial and special applications. Its products include refrigeration systems, condensers, coils, walk-in storage coolers and freezers. RefPlus' primary customers are supermarkets, food processors and large-scale food retail outlets. RefPlus also supplies customized solution for niche applications such as in fruit storage facilities, industrial baking and blast chillers for meat processing plants.

RefPlus markets its products through a network of dealers in the US and a network of independent wholesalers in Canada. We believe that our RefPlus product lines offer an excellent opportunity for future expansion as it continues to gain market share in the Canadian and US markets. --

Thermoplus
Established in 1987, as KeepKool Transfer de Chaleur Inc. ("KeepKool"). Thermoplus markets a variety of HVAC product lines through a network of Canadian wholesalers.

Thermoplus' present product lines include dehumidification equipment, water source air conditioners and heat pumps, portable or mobile air conditioning equipment, industrial air handlers, air to fluid heat exchangers and IAQ filtration products. These product lines are also sold through a network of agents in the US.

Circul-Aire
In 1998, we acquired the Circul-Aire Group, consisting of Cascade Technologies Inc. 9048-3140 Quebec, Inc. and its subsidiaries, and P.M. Wright Ltd. (collectively referred to as "Circul-Aire"). Circul-Aire is considered one of the pioneers of the air treatment industry and is a worldwide recognized leader in the advanced technologies of gas-phase filtration and energy recovery. Circul-Aire's reputation has been built on years of research and development and growing numbers of worldwide satisfied customers. Circul-Aire has a laboratory and team of experienced engineers that offer a systematic integrated approach in solving - difficult environmental control problems. Unique systems are designed and manufactured in the facilities to suit specific applications.
-

Circul-Aire's Multi-Mix (TM) media and integrated systems are used to reduce the odor and corrosion potential of commercial, institutional, sewage treatment and industrial environments. Combined with air-to-air heat exchanger options, Circul-Aire's systems recuperate valuable energy from various air streams. All Circul-Aire systems are engineered and manufactured to withstand the most severe industrial environments, including those containing corrosive gases.

IPAC 2000
IPAC 2000 was acquired in September 1999. IPAC 2000 specializes in the design and manufacturing of compressed air products, industrial heat transfer products and sheet metal fabrication. In March of 2004, IPAC 2000 signed a memorandum of understanding regarding the industrial products and sheet metal divisions. On April 22, 2004, IPAC 2000 signed a definitive agreement pursuant to which industrial products and sheet metal divisions were sold.

International Water Makers
In July 2002, we acquired intellectual property and other assets of International Water Makers Inc. ("IWM"), including a patented process to extract significant amounts of moisture from the air. We believe that this technology surpasses any other water-generation technology currently on the market, given that it provides filtered, de-mineralized water to a variety of applications while requiring minimal energy.

Tranzmetal
In 2003, we acquired Tranzmetal, a manufacturer of Precision Sheet Metal products. Tranzmetal's operations are currently being consolidated into Circul-Aire.

Other Matters Relating to Our Business as a Whole

Employees
As of April 28, 2004, we employed a total of approximately 455 full-time employees. Our subsidiary Thermoplus has an in-house union that represents 29 employees. Certain terms of their employment are part of a collective bargaining agreement that expires in 2005. Management considers its relations with its employees to be satisfactory.

Patents and Trademarks
We have -seven United States and two Canadian patents. The patents expire between 2007 and 2015. Three of the patents relate to swimming pool dehumidifiers, three to the collection and dispensing water from air and one relating to the method and apparatus for controlling heat rejection in a refrigeration system.

We have trademarked the names "Dectron" and "Dry-O-Tron" in both the United States and Canada. The trademarks come up for renewal between 2007 and 2016. We also hold the trademark in "MultiMix" and "MM Multi-Mix" in the United States and Canada. The MultiMix and MMMulti-Mix trademarks will be due for renewal in the year 2014. In addition, we hold the trademark in "CIRCUL-AIRE" in the United States and Canada, which was renewed in 1999.


ITEM 2.  PROPERTIES

Square Foot by Subsidiary

                 Dectron    RefPlus    Circul-Aire      Thermoplus   IPAC 2000      Tranzmetal       IWM       Totals
CANADA
Owned                       68,000                        50,000                                              118,000
Leased            70,000    62,000        98,000                                       25,000                 255,000
USA
Owned                                                                 125,000                                 125,000
Leased             1,000                                                                              500       1,500
Totals            71,000   130,000        98,000          50,000      125,000          25,000         500      490500


We maintain executive offices and manufacturing facilities at leased and owned premises. Nine of our manufacturing facilities are located in or near Montreal, Quebec, and one is located in Niagara Falls, New York. The manufacturing facilities, which we own, are located in St. Jerome, Quebec, Boucherville, Quebec, and Niagara Falls, New York. The facilities are in good condition and do not require any significant capital expenditure. We maintain property insurance on the three owned manufacturing facilities in an amount that we believe to be sufficient. Of the five leased facilities, three of the leases expire on January 31, 2005, one June 30, 2010, one October 31, 2016, one December 31, 2006 and one January 2006.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending or threatened against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of the security holders.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock have traded on the Nasdaq Small Cap Market and the Boston Stock Exchange since our initial public offering on October 5, 1998. Our common stock trades under the symbol "DECT" on Nasdaq and on the Boston Stock Exchange under the Symbol "DRN." The following table sets forth the high and low sales prices for our common stock as reported on Nasdaq.

                                                              COMMON STOCK
                                                       -------------------------
                                                       High                 Low
                                                       ----                 ---
      Fiscal year ended January 31, 2004:
                                                       $7.50               $2.92
      First quarter (2/1/03 - 4/30/03)                 $4.45               $3.41
      Second quarter (5/1/03 - 7/31/03                 $4.32               $2.92
      Third quarter ( 8/1/03 - 10/31/03)               $5.25               $2.92
      Fourth quarter ( 11/1/03 - 1/31/04)              $7.50               $3.83

      Fiscal year ended January 31, 2003:
                                                       $7.40               $3.20
      First quarter (2/1/02 - 4/30/02)                 $7.40               $5.50
      Second quarter (5/1/02 - 7/31/02)                $5.60               $4.10
      Third quarter ( 8/1/02 - 10/31/02)               $5.12               $3.20
      Fourth quarter ( 11/1/02 - 1/31/03)              $5.55               $4.70

As of April 30, 2004 there were 45 shareholders of record of the 2,973,750 shares of our common stock issued and outstanding.

On April 30, 2004, the last sale price of our common stock as reported by Nasdaq was $4.65

Dividend Policy
Our policy does not currently provide for the declaration or payment of dividends on our common stock. The payment of cash dividends, if any, in the future, will be at the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. We presently intend to retain future earning for use in our business.

Certain Material Canadian Income Tax Consequences

This summary of material Canadian federal income tax consequences is based on the Income Tax Act (Canada) (the "Tax Act"), the Canada-U.S. Tax Convention (the "Convention"), regulations, administrative rulings and practice and judicial precedent, each as in effect at the date of this annual report, all of which are subject to changes.

The following discussion applies only to a holder of our shares of common stock who, for purposes of the Tax Act is neither resident nor deemed to be resident in Canada at any time does not use or hold, and is not deemed to use or hold our shares of common stock in connection with a trade or business that the holder carries on, or is deemed to carry on, in Canada at any time (each a "non-resident holder").

The following discussions of Canadian federal income tax consequences of ownership of our shares of common stock does not purport to be a complete description of all potential tax consequences. This discussion does not address:
(i) any potential tax effects to non-U.S. Holders (as defined below); (ii) all potential tax effects that may be relevant to U.S. Holders subject to special Canadian tax treatment, or (iii) the effect of potentially applicable state, provincial, local or foreign (other than Canadian) tax laws.

A "U.S. Holder" means a holder of our shares of common stock that is: (i) a citizen or resident of the U.S.; (ii) a corporation or other entity taxable as a corporation created or organized under the laws of the U.S. or any political subdivision thereof; (iii) an estate the income of which is subject to U.S. federal income tax regardless of its source, or; (iv) in general, a trust if a U.S. court can exercise primary supervision over the administration of such trust, and one or more U.S. persons have the authority to control all of the substantial decisions of such trust. A "non-U.S. Holder" means a holder of our shares of common stock who is not a "U.S. Holder".

Subject in its entirety to the foregoing, there are no governmental laws, decrees or regulations in Canada, where the registrant is incorporated, that restrict the export or import of capital, including but not limited to, foreign exchange controls, or that affect the remittance of dividend or other payments to non-resident holders of our shares of common stock.

Dividends
Dividends paid or credited or deemed to be paid or credited to a non-resident will be subject to Canadian non-resident withholding tax at the rate of 25% of the gross amount of such dividends under the Tax Act. This rate may be reduced under an applicable income tax treaty between Canada and such non-resident holder's country of residence. In the case of a non-resident holder who is the beneficial owner of such dividends and a resident of the United States for the purposes of the Convention, the rate of non-resident withholding tax in respect of dividends will generally be reduced to a rate of 15% of the gross amount of such dividends

Dispositions
A non-resident holder will not be subject to tax under the Tax Act in respect of capital gains realized on the disposition or deemed disposition of our shares of common stock unless such securities are "taxable Canadian property" (within the meaning of the Tax Act) to the holder at the time of the disposition. Our shares of common stock will generally not constitute taxable Canadian property to a non-resident holder provided they are listed on a prescribed stock exchange (which currently includes the Nasdaq) on the date of disposition and, at any time during the five-year period immediately preceding the disposition or deemed disposition of our shares of common stock, the non-resident holder, persons with whom such holder did not deal at arm's length or the non-resident holder and such persons has not owned or had an interest in or an option to acquire 25 per cent or more of the issued shares of any class or series of the capital stock of our company.

This summary does not discuss all aspects that may be relevant to any particular investors in light of their particular circumstances. Investors are urged to consult their own tax advisors with respect to their own particular circumstances and with respect to the specific tax consequences of ownership of our shares of common stock, including the applicability and effect of national, federal, state, provincial, and local tax laws, estate tax laws and proposed changes in applicable laws.

Securities Authorized for Issuance Under Equity Plans

                                        Number of securities to    Weighted-average      Number of securities
                                        be issued upon exercise    exercise price of     remaining available for
                                        of outstanding options,    outstanding           future issuance under
                                          warrants and rights      options, warrants     equity compensation plans
                                                                   and rights
Equity compensation plans approved
by security holders
1999 Stock Option Plan                         650,000                 $3.00                     521,250
2001 Stock Option Plan                         500,000                 $4.20                     500,000
Equity compensation plans not
approved by security holders
Total                                        1,150,000                 $3.59                   1,021,250


Recent Sales of Unregistered Securities
During the past three years, we have sold unregistered securities as described below. There were no underwriters involved in the transactions and there were no underwriting discounts or commissions paid in connection therewith, except as disclosed below. The issuance of these securities was considered to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The purchasers of the securities in such transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for sales in connection with any distribution thereof and appropriate legends were affixed to the certificates for the securities issued in such transactions. The purchasers of the securities in the transactions below were each sophisticated investors who were provided information about us and were able to bear the risk of loss of their entire investment.

On July 15, 2002 we completed the acquisition of 100% of the assets of International Water Makers Inc., a Florida corporation, in consideration of (i) 50,000 shares of our common stock and (ii) 60,000 warrants to purchase an aggregate of 60,000 shares of our commons stock at a price of $3.6125 per share exercisable for a period of 1 year. The warrants expired without having been exercised.

Issuer Repurchases of Equity Securities
None.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                        Year ended January 31,
                                               -------------------------------------------------------------------------
                                                  2004            2003            2002            2001           2000

Consolidated Statement of
Operations Data:

Net revenues                                   39,654,922      34,424,891      29,115,406      33,958,558     31,402,954
Costs of revenues                              25,283,942      22,032,358      16,967,803      21,937,386     20,168,656
Gross profit                                   14,370,980      12,392,533      12,147,603      12,021,172     11,234,298
Selling, general and                           12,292,858       9,712,876       9,830,636      11,309,530      9,197,760
administrative, and amortization
(Loss) income from operations                   2,078,122        2679,657       2,316,967         711,642      2,036,538
(Benefit from) provision for income
  taxes                                           235,104         577,410         351,389          82,503        909,775
(Loss) income before extraordinary
  gain and discontinued operations              1,843,018       2,102,247       1,965,578         629,139      1,126,763
Extraordinary gain
Cumulative effect of change in
  accounting principle
Preferred stock dividends
Increase to income available to
  common stockholders from repurchase
  of preferred stock
Net (loss) income from discontinued
  operations, net of tax                       (3,630,854)     (1,556,721)     (1,918,513)        228,287            ---
Gain on disposal of discontinued
  operations, net of tax                           90,332         590,686             ---             ---            ---
Net (loss) income available to
  common stockholders                          (1,697,504)      1,136,212          47,065         857,426      1,126,763
Basic (loss) income per share                       (0.57)           0.40            0.02            0.31           0.40
(Loss) income per share assuming
  dilution                                          (0.57)           0.40            0.02            0.31           0.40
Weighted average shares outstanding             2,973,750       2,816,181       2,795,000       2,795,000      2,795,000
Weighted average shares outstanding
  assuming dilution                             2,973,750       2,848,729       2,795,000       2,795,000      2,795,000
Pro forma basic (loss) earnings per
  share assuming the accounting
  change is applied retroactively                   (0.57)           0.40            0.09            0.38           0.48
Pro forma (loss) earnings per share
assuming the accounting change is
applied retroactively, assuming
dilution                                            (0.57)           0.40            0.09            0.38           0.48


                                                  2004            2003            2002            2001           2000
Consolidated Balance Sheet Data:

Working (deficit) capital                       4,285,338       5,073,305       3,985,574       4,849,309      4,821,024
Total assets                                   39,129,450      34,330,195      30,560,638      35,159,985     27,985,089
Long-term debt                                  5,154,607       5,322,309       5,170,364       6,722,601      4,657,838
Total liabilities                              27,309,281      22,497,289      20,710,292      24,814,040     18,061,615
Stockholders' equity                           11,820,169      11,832,906       9,850,346      10,345,945      9,923,474


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with the selected historical financial data, financial statements and notes thereto and the other historical financial information of Dectron Internationale contained elsewhere in this Annual Report on Form 10-K. The statements contained in this Annual Report on Form 10-K that are not historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, including statements regarding Dectron Internationale's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include, but are not limited to, Dectron Internationale's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this annual report of Form 10-K are based on information available to Dectron Internationale on the date hereof, and Dectron Internationale assumes no obligation to update any such forward-looking statement. Dectron Internationale's actual results could differ materially from those in such forward-looking statements.

Overview
We are a global provider of Custom and Semi-Custom HVAC products and services to the Building Systems, Food Processing, Petrochemical and various industrial and commercial -markets. Our core businesses are classified into five principal areas: Dectron, Inc., RefPlus, Circul-Aire, Thermoplus and International Water Makers. Dectron, Inc., Circul-Aire and Thermoplus serve customers in commercial and residential buildings through a network of manufacturers' representatives, dealers and each such subsidiary's internal sales force. Circul-Aire and Dectron, Inc. also serve industrial customers. RefPlus serves commercial refrigeration customers through a network of wholesalers in Canada and dealers in the US.

Demand for our products is influenced by national, international and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts, but has a lag factor of 6-18 months.

Business Environment
As an international business, our operations are affected by various industrial, economic and political factors. The appreciation of the Canadian Dollar and increase in the cost of various raw materials impacted economic conditions in the indoor pool dehumidification and commercial heating, ventilating and air conditioning industries, thus affecting our operations in 2004. However, the diversity of our product sales, services and markets served to limit the negative aggregate impact on our consolidated operating results. Our management anticipates that strength in commercial and residential construction markets and a recovery in commercial HVAC markets will contribute positively to our results in 2005.

As part of our management's globalization strategy, our company is investing in the commercial development of our products in various areas in the world, including China, Europe and the Middle East.

Results of Operations

Fiscal 2004

Consolidated Revenues increased 15.2% in fiscal year ended January 31, 2004 ("Fiscal 2004") compared to 18.2% in Fiscal 2003. Revenues increased from $34,424,891 to $39,654,922. Sales growth in 2004 reflects revenue contributed primarily from a stronger presence in the Canadian market for commercial HVAC products and related services. This increase was partially offset by unfavorable foreign currency translations arising from the appreciation of the Canadian versus the US Dollar.

Gross profit increased nominally by 0.24 percentage points resulting in 36.24% in 2004 compared to 36.0% in 2003, increasing from $12,392,533 to $14,370,980.
Gross margin was adversely affected by higher cost in raw material and the use of aggressive pricing strategies in the commercial HVAC -markets.

Operating Expenses increased by 2.8-percentage points in relation to sales for fiscal 2004 primarily due to pre-tax restructuring charges in the amount of $911,407 arising from the consolidation of manufacturing facilities.

Selling expenses increased by $850,714 from $4,667,481 in 2003 to $5,518,195 in 2004. The increase is primarily the result of market development initiatives for international markets.

General and Administrative Expenses increased by $92,361 from $3,131,818 in 2003 to $3,224,179 in 2004. Overall, this represents a decrease of one percentage point in 2004 in relations to sales from the previous period.

Net restructuring and other non-recurring items increased from $132,342 in fiscal 2003 to $911,407 in 2004 due to restructuring expenses incurred in Tranzmetal. This is an increase from 0.4% to 2.3%.

Amortization expenses increased by $375,363 from $991,229 in 2003 to $1,366,592 in 2004, an increase of 0.6 percentage points as compared to sales. The increase in depreciation expense in 2004 is due primarily to the acquisition of capital assets.

Financing expenses increased by $482,479 from $790,006 in 2003 to $1,272,485 in 2004, an increase of 0.9 percentage points as compared to sales. The increase in interest expense in 2004 is due primarily to additional banking facilities to finance increasing backlogs.

Net Earnings before discontinued operations decreased by $259,229 from $2,102,247 in 2003 to $1,843,018 in 2004; a decrease of 1.5 percentage points as compared to sales.

Losses from discontinued operations net of taxes in fiscal 2004 was $3,630,854 compared to $ 1,556,721 in fiscal 2003.

Net loss in fiscal 2004 was $1,697,504 compared to earnings of $1,136,212 in fiscal 2004. The decrease in Net Earnings in 2004 represents primarily the effect of restructuring charges and discontinuing of Operations of IPAC 2000 described in the "Acquisitions, Divestitures and Restructuring Costs" below.

Fiscal 2003

Consolidated Revenues increased by 18.2% in fiscal year ended January 31, 2003 ("Fiscal 2003"). Revenues for the year ended January 31, 2003 were $34,424,891 compared to $29,115,406 in the previous period.

Gross profit increased by $ 244,930 to $12,392,533 over the same period in Fiscal 2002. In comparison to an 18.2% increase in revenue, gross profit increased by 2.0%.

Operating expenses decreased by $117,760 during Fiscal year 2003.

Selling and marketing expenses decreased $370,413 in Fiscal 2003. As a percentage of revenues, selling and marketing expenses decreased to 13.6% from 17.3%.

General and administrative expenses increased by $ 522,262 to $ 3,131,818. As a percentage of revenues, general and administrative increased to 9.1% from 9.0% of sales.

Net restructuring and other unusual items increased was $132,342 in fiscal 2003, none in fiscal 2002.

Depreciation decreased by $ 209,993 to $991,229. As a percentage of sales, depreciation decreased to 2.9 % from 4.1%.

Financing expenses decreased by $191,958 from $981,964 to $790,006. As a percentage of revenues, financing expenses decreased from 3.4% to 2.3%.

Net Earnings before discontinued operations increased by $136,669 from $1,965,578 in 2002 to $2,102,247 in -2003; a decrease of .0.65 percentage points as compared to sales.

Losses from discontinued operations net of taxes in fiscal 2003 was $1,556,721 compared to $ 1,918,513 in fiscal 2002.

Net Earnings were reported at $1,136,212 for 2003. The increase in Net Earnings in 2003 represents primarily the effect of restructuring charges and discontinuing of Operations of IPAC 2000 described in the "Business Acquisitions, Divestitures and Restructuring Costs" below.

Acquisitions, Divestitures and Restructuring Costs
We recorded net restructuring and unusual charges of $911,407 in 2004 and $132,342 in 2003. The 2004 charges are primarily the result of ongoing cost reduction efforts, including the consolidation of the manufacturing facilities of Tranzmetal, a manufacturer of Precision Sheet Metal equipment acquired in February 2003. Those operations will be consolidated into the manufacturing facility of Circul-Aire.

We also recorded net losses of $3,630,854 in 2004 and $1,556,721 in 2003 resulting from the discontinued operations of IPAC 2000. During this year, we initiated a plan to divest the assets of the industrial products and sheet metal divisions of IPAC 2000. Additional assets relating to the HVAC division are in the process of being consolidated into the manufacturing facility of Circul-Aire.

On November 29, 2002, we completed the sale of the Electric Heat Products Division for a total cash consideration of $961,640 plus a balance of sale of $440,979. Consequently, one of the subsidiary's name changed from P.M. Wright Ltd. to Circul-Aire Inc. The sale resulted in a net gain of $90,332 (2003:
$590,686), net of tax of $20,770 (2003: $198,668). As at January 31, 2004, the
remaining balance of sale amounted to $434,028. This balance of sale bears interest at the bank's prime rate plus 1%, repayable in 23 monthly installments of $18,871. Due to transaction risks, a reserve for the full balance of sale has been accounted for.

Liquidity and Capital Resources
Management assesses liquidity in terms of our company's ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, financing requirements, investments in businesses, adequacy of available bank lines of credit and the ability to attract long-term capital with satisfactory terms.


Operating Activities

In Fiscal 2004, we generated positive cash flows from operating activities of $584,257. The principal sources of cash were depreciation and amortization in the amount of $ 1,366,592 and accounts payable in the amount of $825,796. The principal uses of cash were accounts receivable and inventories in the amounts of $1,521,309 and $1,469,116 respectively.

In Fiscal 2003, we generated positive cash flows from operating activities of $ 2,158,091. The principal sources of cash were depreciation and amortization, income taxes payables and accounts payables in the amount of $991,229, $684,578 and $453,816 respectively. The principal uses of cash were accounts receivable and inventories in the amounts of $1,859,562 and $287,840 respectively.

In Fiscal 2002, we generated positive cash flows from operating activities of $3,608,660. The principal sources of cash were depreciation and amortization, and accounts receivable in the amount of $1,201,222 and $1,342,527 respectively. The principal use of cash was accounts payable in the amount of $2,412,616.

Investing Activities

In Fiscal 2004, we reported negative cash flows from investing activities of $1,307,302 attributed to the acquisition of capital assets.

 In Fiscal 2003, we reported negative cash flows from investing activities of $733,963 attributed mainly the acquisition of capital assets in the amount of $667,736 and intangibles in the amount of $66,227.

In Fiscal 2002, we reported negative cash flows from investing activities of $711,072 attributed mainly the acquisition of capital assets in the amount of $663,822 and intangibles in the amount of $47,250.

Financing Activities

In Fiscal 2004, we reported positive cash flows from financing activities of $3,216,454. The Principal Source of cash was advances from bank loans of $4,314,685. The principal use of cash was repayments of long-term debt in the amount of $989,718.

In Fiscal 2003, we reported positive cash flows from financing activities of $3,033,979. The principal sources of cash was advances from bank loans and long-term debt in the amounts of $1,816,336 and $1,003,685 respectively. The principal use of cash was repayments of loans payable and share purchase plan receivable.

In Fiscal 2002, we reported negative cash flows from financing activities of $1,432,267. The principal use of cash was the repayment of long-term debt in the amount of $1,057,769.

Credit Agreement
In Fiscal 2004, our secured credit arrangement with National Bank of Canada remained in place as follows. This facility included an aggregated credit line of Cdn $ 16,500,000 of which Cdn $8,250,000 can be financed through a bankers' acceptance. The amount available to our company is equal to 75% of "eligible accounts receivable" as defined in the Line of Credit Agreement, plus 50% of the inventory values, net of work in process, up to a maximum advance against inventory of approximately Cdn $ 7,500,000. Dectron's borrowings under the line of credit bear interest at Canadian prime plus 0.25%, which at January 31, 2004 amounted to 4.25%. Interest on any borrowings is payable monthly. We are in full compliance with all of the banking covenants (including financial covenants and ratios) and we are required to report to our bankers on a monthly basis. We finance our operations mainly through the use of bankers' acceptances bearing an average lending rate of prime. All borrowings are collateralized by our assets.

In April 2002, we renegotiated a mortgage note and an equipment note and replaced them with a new loan of $1,983,330 with National Bank of Canada bearing interest at 7.18%. In June 2002, we entered into a financial lease for an amount of $ 400,000 bearing interest at 6.989%. In August 2002, we entered into a financial lease for an amount of $ 97,925 bearing interest at 6.025%. In October 2002, we entered into a financial lease for an amount of $ 267,896 bearing interest at 6.275%. All the above loans are still in place and are being repaid according to schedules.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

We have contractual obligations arising from sales of certain businesses and assets, as well as debt and operating leases. As of January 31, 2004, we had an outstanding balance on our line of credit of $ 13,502,219 and do not have any purchase obligations. We have not engaged in off-balance sheet financing or commodity contract trading.


Contractual Commitments and Other Obligations

Contractual Obligations                     Payments Due by Period
                                   Total         0-1 Years       1-3 Years       4-5 Years          5+ years
                                   -----         ---------       ---------       ---------          --------
Balance of Sale                  113,224.00      56,612.00        56,612.00          ---              ---
Other Long Term Debt           6,268,248.00   1,170,253.00     3,009,098.00     1,828,257.00       260,640.00
Total Long term debt           6,381,472.00   1,226,865.00     3,065,710.00     1,828,257.00       260,640.00
Operating lease                3,681,350.00     730,844.00     1,460,218.00     1,490,288.00          ---

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

Revenue Recognition

We recognize revenue for finished products when the goods are shipped and title passes to the customer, provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exist; the sales price is fixed or determinable; and collectibility is deemed probable.

Deferred Revenue

We have sold extended warranty contracts covering a period of four to nine years beyond the one-year basic guarantee. The deferred revenue is recognized as income over the four to nine year period on a straight-line basis commencing one year from the sale of the contracts.

Intangible Assets and Goodwill

We account for intangible assets and goodwill in accordance with Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets", which was adopted by we on February 1, 2002 in accordance with that statement, goodwill and intangible assets with indefinite lives are no longer amortized, but rather tested for impairment at least annually. Intangible assets with estimable useful lives, consisting of patents, trademarks, and rights, are amortized on a straight-line basis over the estimated useful lives of 5 to 15 years, and are reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment of long-lived Assets".

Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired in a purchase business combination. For the year 2002, goodwill was amortized using the straight-line method, over a period of 10 years.

Goodwill and intangible assets with definite lives are tested at least annually for impairment in accordance with the provisions of SFAS 142.

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

Recent accounting pronouncements

In July 2001, SFAS No. 142, "Goodwill and Other Intangible Asset" was issued. We adopted the provisions of SFAS 142 on February 1, 2002.

The following table presents a reconciliation of net earnings, earnings per share and comprehensive income, as reported, to adjusted amounts that include the impact of the adoption of SFAS 142 for all periods presented.

                                                               2004                    2003                  2002
                                                        -------------------      ------------------   --------------------
     Net earnings (loss)
     Net earnings (loss), as reported               $        (1,697,504)       $        1,136,212      $         47,065
     Add:  Goodwill amortization, net of tax                        ---                       ---      $        201,645

     Adjusted net earnings (loss)                   $        (1,697,504)       $        1,136,212      $        248,710
                                                    =======================

     Net earnings (loss) per common share
     Basic and diluted as reported                                (0.57)                     0.40                  0.02
     Add:  Goodwill amortization, net of tax                        ---                       ---                  0.07

     Basic and diluted, adjusted                                  (0.57)                     0.40                  0.09

     Comprehensive income (loss)
     Comprehensive income (loss), as reported       $            (4,668)       $        1,599,270      $       (530,022)
     Add:  Goodwill amortization, net of tax                        ---                       ---      $        201,645

     Adjusted comprehensive income (loss)           $            (4,668)       $        1,599,270      $       (328,377)

In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The company adopted SFAS 143 on February 1, 2003. Its adoption did not have an impact on our company's financial statements.

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities. "This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The company adopted SFAS 146, effective February 1, 2003. The adoption of SFAS 146 did not have a material impact on our company's financial statements. The company has continued to account for employee-related post-employment benefit costs, including severance payments, under the provisions of SFAS No. 112, "Employer's Accounting for Post-Employment Benefits."

In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," was issued. This interpretation requires the initial recognition and initial measurement, on a prospective basis only, of guarantees issued or modified after December 31, 2002. Additionally, certain disclosure requirements were effective for financial statements ending after December 15, 2002. The adoption of this interpretation did not have an impact on our company's financial statements.

In January 2003, FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," (VIE's) was issued, and in December 2003, a revision to FIN 46 was issued. FIN 46 requires identification of our company's participation in VIE's, which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE's, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to a VIE, if any, bears a majority of the risk of the VIE's expected losses, or stands to gain from a majority of the VIE's expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE's that are deemed significant, even if consolidation is not required. This interpretation is effective for all VIE's created after January 31, 2003. The adoption of this interpretation during 2004 fiscal year, did not have an impact on our company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have an impact on our company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003. The company adopted this standard on June 1, 2003. Its adoption did not have an impact on our company's financial statements.

In May 2003, the consensus on EITF Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease," was issued. The guidance in the consensus applies to the purchase or sale of goods and services under various types of contracts, including outsourcing arrangements. Based on the criteria in the consensus, both parties to an arrangement are required to determine whether the arrangement includes a lease within the scope of SFAS No. 13, "Accounting for Leases." The new requirement applies prospectively to new or modified arrangements for reporting periods beginning after May 28, 2003. Accordingly, as of August 1, 2003, the company accounted for new or modified arrangements based on this guidance. Adoption of this standard did not have an impact on our company's financial statements.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Post-retirement Benefits," which enhanced the disclosure about pension plans and other post-retirement benefit plans, but did not change the measurement or recognition principles for those plans. The statement requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. Its adoption did not have an impact on our company's financial statements.

Financial Statements and Internal Controls

We believe it is critical to provide investors and other users of our financial statements with information that is relevant, objective, understandable and timely, so that they can make informed decisions. As a result, we have established and we maintain accounting systems and practices and internal control processes designed to provide reasonable assurance that transactions are properly executed and recorded and that our policies and procedures are carried out appropriately.

Financial Controls and Transparency
Our internal controls are designed to ensure that assets are safeguarded, transactions are executed according to management authorization and our financial systems and records can be relied upon for preparing our financial statements and related disclosures. Our system of internal controls includes continuous review of our financial policies and procedures to ensure accounting and regulatory issues have been appropriately addressed, recorded and disclosed. The independent auditors perform audits of our financial statements, in which they examine evidence supporting the amounts and disclosures in our financial statements, and also consider our system of internal controls and procedures in planning and performing their audits.

Management Controls
Our management team is committed to providing high-quality, relevant and timely information about our businesses. Management performs reviews of each of our businesses throughout the year, addressing issues ranging from financial performance and strategy to personnel and compliance.

In addition, see "Item 9A - Controls and Procedures" below.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Risk Management
We are exposed to fluctuations in foreign currency exchange rates and interest rates. To manage certain of those exposures, we use futures, options and swaps. The instruments we utilize in our hedging activities are viewed as risk management tools, involve little complexity and are not used for trading or speculative purposes. Management believes that we satisfactorily diversify the counterparts used and monitor the concentration of risk to limit our counterpart exposure.

Foreign Currency Translation
We maintain our books and records in Canadian dollars. Foreign currency transactions are translated using the temporal method. Under this method, all monetary items are translated into Canadian funds at the rate of exchange prevailing at balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses are included in the determination of earnings for the year.

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

Interest Rate Risk
We are exposed to market risk related to fluctuations in interest rates on our debt. Increase in prevailing interest rates could increase our interest payment obligations relating to variable rate debt. For example, a 100 basis point increase in interest rates would increase our annual interest expense by $120,000.


ITEM 8.  FINANCIAL STATEMENTS

The financial statements are included at the end of this Annual Report on Form 10-K at the pages indicated below.

Financial Statements:                                                                        Page Number
---------------------                                                                        -----------

Report of Independent Auditors                                                                     F - 1

Consolidated Balance Sheets for the years ended January 31, 2004 and                      F - 2 to F - 3
January 31, 2003

Consolidated Statements of Earnings for the years ended January 31,
2004, 2003 and 2002                                                                         F - 4 to F-5

Consolidated Statements of Cash Flows for the years ended January 31,
2004, 2003 and 2002                                                                       F - 6 to F - 8

Consolidated Statements of Stockholders' Equity for the years ended
January 31, 2004, 2003 and 2002                                                                    F - 9

Notes to Consolidated Financial Statements                                              F - 10 to F - 26

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During our two most recent fiscal years, we have had no disagreements with Schwartz Levitsky Feldman, our independent accountants, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Schwartz Levitsky Feldman would have caused it to make reference to the subject matter thereof in its report on the financial statements of our company for such periods.

ITEM 9A. CONTROLS AND PROCEDURES

We believe it is critical to provide investors and other users of our financial statements with information that is relevant, objective, understandable and timely, so that they can make informed decisions. As a result, we have established and we maintain accounting systems and practices and internal control processes designed to provide reasonable assurance that transactions are properly executed and recorded and that our policies and procedures are carried out appropriately.

Our management team is committed to providing high-quality, relevant and timely information about our businesses. Management performs reviews of each of our businesses throughout the year, addressing issues ranging from financial performance and strategy to personnel and compliance.

Management is responsible for implementing and maintaining adequate systems of internal and disclosure controls and procedures and for monitoring their effectiveness.

We evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" ("Disclosure Controls") pursuant to Rules 13a-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and our "internal controls and procedures for financial reporting" (Internal Controls) as of the end of the period covered by this Annual Report on Form 10-K. This evaluation was done under the supervision and with the participation of management.

         o Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer to allow timely decisions regarding required disclosure.

         o Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles in the United States Of America.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives

Based upon our management's evaluation, our chief executive officer and chief financial officer have concluded that, as of January 31, 2004, the disclosure and internal accounting controls provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported as and when required, including with specific reference that our assets are safeguarded, transactions are executed in accordance with management's authorizations and the financial records are reliable for the purpose of preparing financial statements.

There were no significant changes in our internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the date of their evaluation.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The officers and directors of Dectron, and further information concerning them, are as follows:


Name                      Age     Position
----                      ---     --------
Ness Lakdawala            70      Chairman of the Board of Directors, President and
                                  Chief Executive Officer

Roshan Katrak             60      Vice President of Human Relations and Director

Mauro Parissi             38      Chief Financial Officer, Secretary and Director

Michel Lecompte           54      Vice-President of Operations of RefPlus

Leena Lakdawala           36      Executive Vice President and Director

Liam Cheung               34      Director
                                  (Resigned February 11, 2004)

Gilles Richard            66      Director


Each director is elected for a period of one year at our annual meeting of stockholders and serves until the next such meeting and until his or her successor is duly elected and qualified. Directors may be re-elected annually without limitation. Officers are appointed by, and serve at the discretion of, our board of directors. Our board of directors met 3 times during the year ended January 31, 2004.

Set forth below is a biographical description of each of our directors and executive officers based on information supplied by each of them.

Ness Lakdawala has served as the President, Chief Executive Officer and Chairman of Dectron since our inception, and has also served as the President and Chief Executive Officer of Dectron Inc. since 1994. Prior to joining Dectron Inc., Mr. Lakdawala was President of Blanchard Ness Limited, a company which he founded in 1976. From 1987 to present, Mr. Lakdawala has served as the President of Thermoplus. In January 1996, Thermoplus filed a proposal under the provisions of the Bankruptcy Act of Canada which gave full payment to secured creditors who filed a proof of claim. From 1987-1988, Mr. Lakdawala was Chairman of the Heating Refrigeration Air Conditioning Institute of Canada. Mr. Lakdawala has also served as the Governor of the American Society of Heating, Refrigeration and Air Conditioning Engineers, Inc. ("ASHRAE"), the organization that sets ventilation standards in Canada and the United States. Mr. Lakdawala is currently a member of ASHRAE and the Refrigeration Service Engineers Society. Ness Lakdawala is the husband of Roshan Katrak and the father of Leena Lakdawala.

Roshan Katrak has served as Vice President of Human Relations of Dectron since our inception, and has served in the same capacity with Dectron Inc. since 1994. She has also served as a Director of Dectron since 1998. From 1976 to 1994, she was a Director of Blanchard Ness Limited, and from 1987 to present has been Vice President of Human Relations for Thermoplus. In January 1996, Thermoplus filed a proposal under the provisions of the Bankruptcy Act of Canada which gave full payment to secured creditors who filed a proof of claim. Mrs. Katrak received her Honors Degree in Psychology in 1964. Roshan Katrak is the wife of Ness Lakdawala and the mother of Leena Lakdawala.

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

Michel Lecompte has served as the Vice President of Operations since our inception and President of RefPlus since 1994. From 1977 to 1994, Mr. Lecompte was with Blanchard Ness as both Chief Engineer and Estimator. Mr. Lecompte was involved in estimating commercial and industrial HVAC systems as well as updating operating and maintenance procedures to improve existing equipment efficiency. Mr. Lecompte also provided technical guidance to construction departments and identified evaluated and resolved problems. Mr. Lecompte is a member of ASHRAE and is a voting member of ASHRAE's Technical Committee, which establishes worldwide acceptance of HVAC standards. In addition, Mr. Lecompte conducts many HVAC seminars focusing on refrigeration and heat recovery. Mr. Lecompte is also a member of the Refrigeration Service Engineers Society.

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

Liam Cheung was appointed to our board of directors in 2001. Since 2002, Mr. Cheung has been the Executive Vice-President and Chief Operating Officer for Penson Financial Services Canada Inc., a firm offering technical and operational services to investment dealers in Canada. From 1997 to 2002, Mr. Cheung was the President and Founder of IC Education, a new economy e-learning company delivering leading edge technology through a unique combination of business, education and technology. From 1992 to 1997, he served as Executive Vice-President, Fixed Income of Marleau, Lemire Securities Inc. From 1990 to 1992, Mr. Cheung was an actuarial specialist for Towers Perrin. Mr. Cheung received a Bachelor of Mathematics with Distinction from the University of Waterloo in 1990, is an Associate of the Society of Actuaries and also holds Certified Financial Analyst Designation. Mr. Cheung has resigned as a director on February 11, 2004.

Gilles Richard has served as a Director of Dectron since 2001. Mr. Richard is a semi-retired businessman who was previously the President of Le Circuit Lincoln Mercury, the sixth largest dealership in Canada. Mr. Richard was also involved with partners in a distributorship of lift-truck (Mitsubishi's M-Lift), two computer companies which created software applications car dealership, and most recently the construction of commercial and residential buildings. Over the years, Mr. Richard was a director or officer of various organizations such as the Nada (National Automobile Association) and CADA (Canadian Automobile Association).

Except as set forth herein, no officer or director of our company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

Compliance with Section 16 of the Exchange Act
Section 16(a) of the Securities Exchange Act, as amended (the "Exchange Act") requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors and persons who beneficially own more than ten percent of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of reporting forms furnished to us, we do not believe that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to our directors, officers and any persons holding 10% or more of our common stock with respect to our fiscal year ended January 31, 2004, were satisfied on a timely basis.

Audit Committee

Our board of directors has an audit committee comprised of Gilles Richard. The audit committee makes recommendations to our board of directors regarding the independent auditors for our company, approves the scope of the annual audit activities of our independent auditors, review audit results and will have general responsibility for all of our auditing related matters. Mr. Cheung, formerly a member of the audit committee, resigned as a director and member of the audit committee on February 11, 2004.

The purpose of the Audit Committee is to assist our board of directors in the oversight of the integrity of the consolidated financial statements of our company, our company's compliance with legal and regulatory matters, the independent auditor's qualifications and independence, and the performance of our company's independent auditors. The primary responsibilities of the Audit Committee are set forth in its charter, and include various matters with respect to the oversight of our company's accounting and financial reporting process and audits of the consolidated financial statements of our company on behalf of our board of directors. The Audit Committee also selects the independent certified public accountants to conduct the annual audit of the consolidated financial statements of our company; reviews the proposed scope of such audit; reviews accounting and financial controls of our company with the independent public accountants and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates.

Accordingly, the Audit Committee discusses with Schwartz Levitsky Feldman, our auditors, our audited financial statements, including among other things the quality of our accounting principles, the methodologies and accounting principles applied to significant transactions, the underlying processes and estimates used by our management in our financial statements and the basis for the auditor's conclusions regarding the reasonableness of those estimates, in addition to the auditor's independence.

Audit Committee Financial Expert
We do not have an audit committee financial expert. We have not yet been able to identify and appoint a suitable nominee as of the date of this annual report. Our management is currently diligently pursuing such a candidate.

Code of Ethics
Our board of directors adopted a Code of Ethics that covers all executive officers of our company and its subsidiaries. The Code of Ethics requires that senior management avoid conflicts of interest; maintain the confidentiality of information relating to our company; engage in transactions in shares of our common stock only in compliance with applicable laws and regulations and the requirements set forth in the Code of Ethics; and comply with other requirements which are intended to ensure that such officers conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of our company.

All our executive officers are required to affirm in writing that they have reviewed and understand the Code of Ethics.

Any amendment of our Code of Ethics or waiver thereof applicable to any of our principal executive officer, principal financial officer and controller, principal accounting officer or persons performing similar functions will be disclosed on our website within 5 days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed. A copy of our Code of Ethics is attached hereto as Exhibit 14.

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

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted, our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses, incurred or paid by one of our directors, officers or controlling persons in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person, we will, unless our counsel opines that the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act of 1933, as amended, and we will be governed by the final adjudication of such issue


ITEM 11.  EXECUTIVE COMPENSATION


The following table sets forth certain information regarding compensation paid by Dectron during each of the last three fiscal years to our Chief Executive Officer and to each of our executive officers who earned in excess of $100,000 during the year ended January 31, 2004.


Summary Compensation Table


          Name and
         Principal                          Annual                  Restricted                         Other
          Position              Year      Salary (1)      Bonus    Stock Awards    Options/SARs     Compensation
          --------              ----      ----------      -----    ------------    ------------     ------------

Ness Lakdawala                2004         $191,727        -0-          -0-            -0-               -0-
Chairman of the Board of      2003         $142,380        -0-          -0-            -0-               -0-
Directors, President, and     2002         $142,380        -0-          -0-            -0-               -0-
Chief Executive Officer

----------
(1) This reflects the aggregate salaries paid to Mr. Lakdawala during the fiscal years presented by Dectron, RefPlus and Thermoplus.

Employment Agreements

We entered into an employment agreement with Mr. Ness Lakdawala, our Chief Executive Officer on October 5, 1998, the effective date of our initial public offering. The employment agreement is for a term of two years, renewable for additional one-year periods. The employment agreement entitled Mr. Lakdawala to an annual salary of $200,000, adjusted annually for increases in the Consumer Price Index. In the event that we are subject to a takeover or a change of control event, Mr. Lakdawala is entitled to a bonus equal, on an after tax basis, to five times his then current annual base salary. Mr. Lakdawala's employment agreement contains a non-competition provision, which forbids him from engaging in a competitive business during his employment and for a period of one year thereafter. Mr. Lakdawala's employment agreement has been extended for an additional two years at the same conditions as above in October 2000 and for an additional two years in October 2002.

We do not currently have employment agreements with any of our other officers or directors.

Board Compensation Report

Executive Compensation Policy

Dectron's executive compensation policy is designed to attract, motivate, reward and retain the key executive talent necessary to achieve our business objectives and contribute to our long-term success. In order to meet these goals, Dectron's compensation policy for our executive officers focuses primarily on determining appropriate salary levels and providing long-term stock-based incentives. To a lesser extent, the Dectron's compensation policy also contemplates performance-based cash bonuses. Dectron's compensation principles for the Chief Executive Officer are identical to those applicable to Dectron's other executive officers.

Cash Compensation. In determining our recommendations for adjustments to officers' base salaries for Fiscal 2003, we focused primarily on the scope of each officer's responsibilities, each officer's contributions to Dectron's success in moving toward its long-term goals during the fiscal year, the accomplishment of goals set by the officer and approved by our board of directors for that year, our assessment of the quality of services rendered by the officer, comparison with compensation for officers of comparable companies and an appraisal of our financial position. In certain situations, relating primarily to the completion of important transactions or developments, we may also pay cash bonuses, the amount of which will be determined based on the contribution of the officer and the benefit to Dectron of the transaction or development.

Equity Compensation. The grant of stock options to executive officers constitutes an important element of long-term compensation for the executive officers. The grant of stock options increases management's equity ownership in us with the goal of ensuring that the interests of management remain closely aligned with those of our stockholders. Our board of directors believes that stock options in Dectron provide a direct link between executive compensation and stockholder value. By attaching vesting requirements, stock options also create an incentive for executive officers to remain with us for the long term.

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

Other Compensation

Outside directors may be paid an honorarium for attending meetings of our board of directors in an amount that management anticipates will not exceed $500 per meeting.

Stock Option Plans

1999 Stock Option Plan

We have adopted a Stock Option Plan (the "1999 Plan") pursuant to which 650,000 shares of Common Stock are reserved for issuance, of which 187,250 options are currently issued and outstanding.

 On September 2, 1999, our board of directors granted options under our 1999 Stock Option Plan to certain members of our Board and certain employees. Leena Lakdawala, Roshan Katrak, Mauro Parissi, and Richard Ness were granted 60,000, 60,000, 18,000 and 8,000 options, respectively. Subject to certain limitations, the options granted are exercisable one year after issuance. Subsequent to the one-year anniversary date of the grant, the option holders may exercise the option up to 25% per year of the total options granted for the following four years. Each of the options will be fully exercisable on November 4, 2003, and expire on November 4, 2004. The exercise price of the options is $3.00

The 1999 Plan is administered by our board of directors, who will determine, among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock issuable upon the exercise of the options and the option exercise price.

The 1999 Plan is effective for a period of five years, expiring in 2004. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide us with their skills and expertise. The 1999 Plan is designed to enable management to attract and retain qualified and competent directors, employees, consultants and independent contractors. Options granted under the 1999 Plan may be exercisable for up to five years, and shall be at an exercise price all as determined by our board of directors. Options are non-transferable except by the laws of descent and distribution or a change in control of our company as defined in the 1999 Plan, and are exercisable only by the participant during his or her lifetime. Change in control includes (i) the sale of substantially all of the assets of Dectron and merger or consolidation with another company, or (ii) a majority of our board of directors changes other than by election by the stockholders pursuant to Board solicitation or by vacancies filled by our board of directors caused by death or resignation of such person.

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

The 1999 Plan may be terminated or amended at any time by our board of directors, except that the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the 1999 Plan may not be increased without the consent of our stockholders.

2001 Stock Option Plan

We also adopted the 2001 Stock Option Plan (the "2001 Plan") pursuant to which 500,000 shares of Common Stock are reserved for issuance, 108,500 options are currently issued and outstanding.

On January 4, 2002, our board of directors granted options under our 2001 Stock Option Plan to certain members of our Board and certain employees. Leena Lakdawala, Roshan Katrak, Mauro Parissi, Liam Cheung, and Gilles Richard were granted 15,000, 15,000, 5,000, 3,000 and 3,000 options, respectively. Subject to certain limitations, the options granted are exercisable one year after issuance. Subsequent to the one-year anniversary date of the grant, the option holders may exercise the option up to 25% per year of the total options granted for the following four years. Each of the options will be fully exercisable on January 4, 2006, and expire on January 4, 2011. The exercise price of the options is $4.20

The 2001 Plan is administered by our board of directors, who will determine, among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock issuable upon the exercise of the options and the option exercise price.

The 2001 Plan is effective for a period of ten years, expiring in 2011. Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide us with their skills and expertise. The 2001 Plan is designed to enable management to attract and retain qualified and competent directors, employees, consultants and independent contractors. Options granted under the 2001 Plan may be exercisable for up to ten years, and shall be at an exercise price all as determined by our board of directors. Options are non-transferable except by the laws of descent and distribution or a change in control of our company as defined in the 2001 Plan, and are exercisable only by the participant during his or her lifetime. Change in control includes (i) the sale of substantially all of the assets of Dectron and merger or consolidation with another company, or (ii) a majority of our board of directors changes other than by election by the stockholders pursuant to Board solicitation or by vacancies filled by our board of directors caused by death or resignation of such person.

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

The 2001 Plan may be terminated or amended at any time by the our board of directors, except that the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the 2001 Plan may not be increased without the consent of our stockholders.


Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee. While we have not yet been able to identify and appoint suitable nominees as of the date of this annual report, our management is currently diligently pursuing candidates therefor.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 30, 2004 with respect to each beneficial owner of 5% or more of the outstanding shares of our common stock, each of our officers and directors, and all of our officers and directors as a group:

Names and Address of         Amount and Nature of               Percentage of
Beneficial Owner(1)         Beneficial Ownership(2)          Shares Outstanding


Ness Lakdawala                      1,741,019(3)                    57.3%
                                                                    57.3%

Roshan Katrak                       1,741,019(4)

Mauro Parissi                          44,609(5)                    1.6 %

Leena Lakdawala                       125,100(6)                     4.1%

Michel Lecompte                        24,600(7)                        *

Liam Cheung                             3,500(8)                        *

Gilles Richard                          1,800(9)                        *



All directors and officers
As a group (7 persons)
(3)-(9)                             1,944,628                       62.6%


----------
* Less than one %.

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

(3) Represents (i) 43,561 shares of Common Stock directly owned, (ii) 72,395 shares of Common Stock and 62,500 options to purchase Common Stock owned by Roshan Katrak, Mr. Lakdawala's wife, (iii) 69,684 shares of Common Stock owned by Roshaness Inc., a company owned by Mr. Lakdawala, and (iv) 1,492,879 owned by 3103-7195 Quebec Inc., a company owned by Mr. Lakdawala's spouse and children.

(4) Represents (i) 72,395 shares of Common Stock and 62,500 options to purchase Common Stock directly owned, (ii) 43,561 shares of Common Stock owned by Ness Lakdawala, Ms. Katrak's husband, (iii) 69,684 shares of Common Stock owned by Roshaness Inc., a Company owned by Ness Lakdawala, and (iv) 1,492,879 shares owned by 3103-7195 Quebec Inc., a company owned by Ms. Katrak and her children.

(5) Includes 7,000 options to purchase Common Stock.

(6) Includes 54,500 options to purchase Common Stock.

(7) Includes 3,500 options to purchase Common Stock

(8) Includes 1,500 options to purchase Common Stock.

(9) Includes 1,500 options to purchase Common Stock


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We lease our St. Hubert, Quebec manufacturing facility from Roshan Katrak, our Vice President of Human Relations and the wife of Ness Lakdawala, our President, Chairman and CEO, for a monthly rent of $ 3,525 per month. We believe that the lease was made on terms no less favorable than could be obtained from unaffiliated third parties.

We lease our Grande Allee manufacturing facilities from Investiness Inc., a company owned by Ness Lakdawala's spouse and children, for an aggregate monthly lease payment of $ 18,290. We believe that the lease was made on terms no less favorable than could be obtained from unaffiliated third parties.

Immediately prior to the effective date of the Registration Statement for our initial public offering (the iOffering), we restructured our corporate structure ("Restructuring"). In order to complete the Restructuring, (i) Dectron Inc., which prior to the Restructuring owned a majority interest in RefPlus, acquired the minority interests in RefPlus, which included both common stock and preferred stock (and assumed RefPlus' loan payables of approximately Cdn$125,000) which is included in the Cdn$1,149,050 number mentioned below) in exchange for 62,500 shares of Dectron's Common Stock and Cdn$102,503; (ii) Dectron Inc. acquired all of the outstanding securities of Thermoplus, which included both Common Stock and preferred stock, and assumed Thermoplus' parent company's loan payables (approximately Cdn$497,000, which amount is included in the Cdn$1,149,050 number mentioned below) in exchange for 194,621 shares of Dectron's Common Stock and Cdn$423,738, and (iii) Dectron acquired all of the issued and outstanding securities of Dectron Inc. in exchange for 1,492,879 shares of the Dectron's Common Stock. The shares of Dectron Inc. were owned by 159653 Canada, Inc. which was a holding company beneficially owned by Mr. Lakdawala. The RefPlus and Thermoplus' parent company loans payable represent the repayment of loans made to such companies. In connection with the Restructuring, we issued 1,750,000 shares of Common Stock and promissory notes in the aggregate amount of Cdn$1,149,050. Of this amount, Cdn$557,050 (or approximately U.S.$400,000) were repaid out of the proceeds of the Offering. Of these amounts, an aggregate amount of 1,674,059 shares of Common Stock and promissory notes in the aggregate amount of Cdn$592,000 were issued to Ness Lakdawala, and his affiliates. The Cdn$592,000 was repaid out of Dectron's cash flow, without interest, in 12 equal monthly installments which repayment commenced three months after the Offering.

Mr. Lakdawala and his affiliates received their 1,674,059 shares of Dectron for contributing their interest in Dectron's subsidiaries. Specifically, Mr. Lakdawala's affiliate received 1,492,879 shares in exchange for 100% of 159653 Canada Inc., which owned 100% of Dectron Inc. prior to the Restructuring; 156,808 shares for a portion of their shares of KeepKool which represented 86% of KeepKool (KeepKool owned 94% of Thermoplus prior to the Restructuring); and 24,372 share for his shares of 3294242 Canada Inc. which represented 61% of 3294242 (3294242 owned 49.99% of RefPlus, Inc. prior to the Restructuring). Dectron Inc. owned 50.01% of RefPlus Inc. prior to the Restructuring. The two promissory notes totaling Cdn$592,000 were issued to Mr. Lakdawala and his affiliates in exchange for Cdn$222,000 of debt owed to Mr. Lakdawala by KeepKool and Cdn$370,000 for a portion of his shares of KeepKool.

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

Between March 1999 and September 2003, we made loans of $ 147,999 to Mauro Parissi, our Chief Financial Officer, and $ 179,123 to Leena Lakdawala, our Executive Vice-President. The loans were used to finance purchase of the Dectron's stock and bore interest at the Canadian prescribed interest rate of five percent (5%). As of Jan. 31, 2004, the loan balances of Mr. Parissi and Mrs. Lakdawala are $ 228,196 and $ 228,111 respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES


                                  Fiscal 2004                Fiscal 2003
Audit Fees                         $100,953                   $66,117
Audit-related Fees                   - - -
Tax Fees                             10,140                    $7,346
All Other Fees                       - - -                    $20,882 (1)
         Total                     $111,094                   $94,346

(1) Consisting of fees charged for assistance in preparing our budget.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements.

Financial Statements:                                           Page Number
---------------------                                           -----------

Report of Independent Auditors                                  F-1

Consolidated Balance Sheets for the years ended
January 31, 2004 and January 31, 2003                           F-2 to F-3

Consolidated Statements of Earnings for the years ended
January 31, 2004, 2003 and 2002                                 F-4 to F-5

Consolidated Statements of Cash Flows for the years ended
January 31, 2004, 2003 and 2002                                 F-6 to F-8

Consolidated Statements of Stockholders' Equity for the
years ended January 31, 2004, 2003 and 2002                     F-9

Notes to Consolidated Financial Statements                      F-10 to F-26



(b) Reports on Form 8-K.

None.

(c)    Exhibits.

14     Code of Ethics (1)

21.1   Subsidiaries of Registrant. (1)

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). (1)

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). (1)

32.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1) Filed herewith

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

Dated:   May 6, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Ness Lakwadala             Chairman, President, Chief Executive Officer                             May 6, 2004
------------------
Ness Lakwadala

/s/ Roshan Katrak              Vice President of Human Relations and Director                           May 6, 2004
-----------------
Roshan Katrak

/s/ Mauro Parissi              Chief Financial Officer, Secretary and Director                          May 6, 2004
-----------------
Mauro Parissi

/s/ Michel Lecompte            Vice President of Operations of RefPlus                                  May 6, 2004
-------------------
Michel Lecompte

/s/ Leena Lakwadala            Executive Vice President and Director                                    May 6, 2004
-------------------
Leena Lakwadala

/s/ Gilles Richard             Director                                                                 May 6, 2004
------------------
Gilles Richard

                           DECTRON INTERNATIONALE INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2004

                           DECTRON INTERNATIONALE INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2004



                                TABLE OF CONTENTS


Report of Independent Auditors                                          1

Consolidated Balance Sheets                                         2 - 3

Consolidated Statements of Operations                               4 - 5

Consolidated Statements of Cash Flows                               6 - 8

Consolidated Statements of Stockholders' Equity                         9

Notes to Consolidated Financial Statements                        10 - 30

Schwartz Levitsky Feldman  LLP
COMPTABLES AGREES
CHARTERED ACCOUNTANTS
MONTREAL, TORONTO, OTTAWA



INDEPENDENT AUDITORS' REPORT



To the Stockholders of
Dectron Internationale Inc.


We have audited the consolidated balance sheets of Dectron Internationale Inc. as at January 31, 2004 and 2003 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years ended January 31, 2004, 2003 and 2002. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dectron Internationale Inc. as at January 31, 2004 and 2003 and the results of its operations and its cash flows for each of the years ended January 31, 2004, 2003 and 2002, in conformity with generally accepted accounting principles in the United States of America.

Since the accompanying financial statements have not been prepared and audited in accordance with generally accepted accounting principles and generally accepted auditing standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.





                                                   /s/ Schwartz Levitsky Feldman

Montreal, Quebec
April 8, 2004                                       Chartered Accountants






1980, rue Sherbrooke Quest, 10e etage
Montreal (Quebec) H3H 1E8
Tel: 514 937 6392
Fax: 514 933 9710

DECTRON INTERNATIONALE INC.
Consolidated Balance Sheets
As at January 31, 2004 and January 31, 2003
(Amounts Expressed in United States Dollars)                             Page 2
-------------------------------------------------------------------------------


                                                                          2004              2003
                                                                       -----------       -----------
Assets

Current

     Cash                                                              $ 2,457,346       $   816,009
     Accounts receivable (note 4)                                       11,050,657         9,529,348
     Inventory (note 5)                                                  9,208,065         7,738,949
     Prepaid expenses and sundry assets                                    685,142           501,744
     Loans receivable (note 6)                                              17,769            21,164
     Current assets held by discontinued operations (note 15)            1,313,625         2,198,262
                                                                       -----------       -----------
                                                                        24,732,604        20,805,476

Loans receivable (note 6)                                                  576,816           472,977

Property, plant and equipment (note 7)                                   7,904,410         6,541,943

Intangibles (note 8)                                                        91,310            93,780

Goodwill                                                                 1,556,319         1,355,117

Deferred income taxes                                                      375,613           159,777

Long-lived assets held by discontinued operations (note 15)              3,892,378         4,901,125
                                                                       -----------       -----------
                                                                       $39,129,450       $34,330,195
                                                                       ===========       ===========



The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Consolidated Balance Sheets
As at January 31, 2004 and January 31, 2003
(Amounts Expressed in United States Dollars)                             Page 3
-------------------------------------------------------------------------------


                                                                                   2004              2003
                                                                               ------------      ------------
Liabilities

Current

      Bank loans (note 9)                                                      $ 13,502,219      $  9,187,534
      Accounts payable and accrued expenses (note 10)                             4,952,072         4,126,276
      Income taxes payable                                                          359,605           684,578
      Current portion of long-term debt (note 11)                                 1,226,865         1,090,576
      Deferred revenue                                                                3,616             4,732
      Current liabilities held by discontinued operations (note 15)                 402,889           638,475
                                                                               ------------      ------------
                                                                                 20,447,266        15,732,171

 Long-term debt (note 11)                                                         5,154,607         5,322,309

 Deferred revenue                                                                 1,707,408         1,442,809
                                                                               ------------      ------------
                                                                                 27,309,281        22,497,289
                                                                               ------------      ------------

 Stockholders' equity

 Capital stock (note 12)                                                          7,128,154         7,136,223

 Treasury stock                                                                     (88,780)          (88,780)

 Accumulated other comprehensive gain (loss)                                      1,564,072          (128,764)

 Retained earnings                                                                3,216,723         4,914,227
                                                                               ------------      ------------

                                                                                 11,820,169        11,832,906
                                                                               ------------      ------------

                                                                               $ 39,129,450      $ 34,330,195
                                                                               ============      ============


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Consolidated Statements of Operations
For the Years Ending January 31
(Amounts Expressed in United States Dollars)                             Page 4
--------------------------------------------------------------------------------


                                                                         2004               2003               2002
                                                                     ------------       ------------       ------------
Sales                                                                $ 39,654,922       $ 34,424,891       $ 29,115,406

     Cost of sales                                                     25,283,942         22,032,358         16,967,803
                                                                     ------------       ------------       ------------

Gross profit                                                           14,370,980         12,392,533         12,147,603
                                                                     ------------       ------------       ------------

Operating expenses

     Selling                                                            5,518,195          4,667,481          5,037,894
     General and administrative                                         3,224,179          3,131,818          2,609,556
     Net restructuring and other unusual items (note 13)                  911,407            132,342                  -
     Depreciation and amortization                                      1,366,592            991,229          1,201,222
     Interest expense                                                   1,272,485            790,006            981,964
                                                                     ------------       ------------       ------------

                                                                       12,292,858          9,712,876          9,830,636
                                                                     ------------       ------------       ------------

Earnings before income taxes and discontinued operations                2,078,122          2,679,657          2,316,967

     Income taxes (note 14)                                               235,104            577,410            351,389
                                                                     ------------       ------------       ------------

Earnings before discontinued operations                                 1,843,018          2,102,247          1,965,578

     Loss from discontinued operations, net of tax
     (note 15)                                                         (3,630,854)        (1,556,721)        (1,918,513)
     Gain on disposal of discontinued operations, net
     of tax (note 15)                                                      90,332            590,686                  -
                                                                     ------------       ------------       ------------

Net earnings (loss)                                                  $ (1,697,504)      $  1,136,212       $     47,065
                                                                     ============       ============       ============





The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Consolidated Statements of Operations (Continued)
For the Years Ending January 31
(Amounts Expressed in United States Dollars)                             Page 5
-------------------------------------------------------------------------------


                                                                        2004               2003               2002
                                                                    -------------      -------------      -------------
Net earnings (loss) per common share, basic and diluted

      Continuing operations                                         $        0.62      $        0.74      $        0.70
      Discontinued operations                                               (1.22)             (0.55)             (0.68)
      Disposal of discontinued operations                                    0.03               0.21               -
                                                                    -------------      -------------      -------------

                                                                    $       (0.57)     $        0.40      $        0.02
                                                                    =============      =============      =============

Adjusted net earnings (loss), assuming the adoption of
SFAS 142 for 2002                                                   $  (1,697,504)     $   1,136,212      $     248,710
                                                                    =============      =============      =============

Adjusted net earnings (loss) per common share, assuming the adoption of SFAS 142 for 2002

      Basic and diluted                                             $       (0.57)     $        0.40      $        0.09
                                                                    =============      =============      =============

Weighted average number of common shares outstanding

     Basic                                                              2,973,750          2,816,181          2,795,000
     Diluted                                                            2,973,750          2,848,729          2,795,000




The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Consolidated Statements of Cash Flows
For the Years Ending January 31
(Amounts Expressed in United States Dollars)                             Page 6
-------------------------------------------------------------------------------


                                                                           2004               2003              2002
                                                                        -----------       -----------       -----------
Operating activities

Net earnings from continuing operations                                 $ 1,843,018       $ 2,102,247       $ 1,965,578

Adjustments to reconcile net earnings to net cash
used in operating activities:
     Depreciation and amortization                                        1,366,592           991,229         1,201,222
     Decrease (increase) in accounts receivable                          (1,521,309)       (1,859,562)        1,342,527
     Decrease in income taxes receivable                                          -            58,313           294,010
     Decrease (increase) in inventory                                    (1,469,116)         (287,840)          679,175
     Decrease (increase) in prepaid expenses and
      sundry assets                                                        (183,398)            7,334           212,185
     Decrease (increase) in deferred income taxes                          (215,836)          (95,749)          191,672
     Increase (decrease) in accounts payable and accrued
     expenses                                                               825,796           453,816        (2,412,616)
     Increase (decrease) in income taxes payable                           (324,973)          684,578                 -
     Increase in deferred revenue                                           263,483           103,725           134,907
                                                                        -----------       -----------       -----------

Net cash provided by operating activities                                   584,257         2,158,091         3,608,660
                                                                        -----------       -----------       -----------





The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Consolidated Statements of Cash Flows (continued)
For the Years Ending January 31
(Amounts Expressed in United States Dollars)                             Page 7
-------------------------------------------------------------------------------

                                                                              2004             2003            2002
                                                                           ----------       ----------       ----------
Investing activities

     Acquisition of property, plant and equipment                          (1,307,302)        (667,736)        (663,822)
     Acquisition of intangibles                                                     -          (66,227)         (47,250)
                                                                           ----------       ----------       ----------

Net cash used in investing activities                                      (1,307,302)        (733,963)        (711,072)
                                                                           ----------       ----------       ----------

Financing activities

     Repayments from (advances to) loans receivable                          (100,444)          23,023         (128,903)
     Advances from (repayments of) bank loans                               4,314,685        1,816,336         (176,236)
     Repayment of note payable                                                      -                -          (83,394)
     Net advances from (repayments of) long-term debt                        (989,718)       1,003,685       (1,057,769)
     Repayments of due to directors                                                 -                -          (14,020)
     Repayments of loans payable                                                    -         (192,355)          (6,368)
     Issuance of shares                                                       162,750          502,300                -
     Repayments of (advances for) share purchase plan
     receivable                                                              (170,819)        (119,010)          34,423
                                                                           ----------       ----------       ----------

Net cash provided by (used in) financing activities                         3,216,454        3,033,979       (1,432,267)
                                                                           ----------       ----------       ----------

Effect of foreign currency exchange rate on cash and cash
equivalents                                                                 1,030,652          183,299         (149,235)
                                                                           ----------       ----------       ----------

Effect of discontinued operations (note 15)                                (1,882,724)      (3,904,314)      (1,333,472)
                                                                           ----------       ----------       ----------





The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Consolidated Statements of Cash Flows (continued)
For the Years Ending January 31
(Amounts Expressed in United States Dollars)                             Page 8
-------------------------------------------------------------------------------

                                                                           2004              2003              2002
                                                                        -----------       -----------       -----------
Net increase (decrease) in cash and cash equivalents                      1,641,337           737,092           (17,386)

Cash and cash equivalents, beginning of year                                816,009            78,917            96,303
                                                                        -----------       -----------       -----------

Cash and cash equivalents, end of year                                  $ 2,457,346       $   816,009       $    78,917
                                                                        ===========       ===========       ===========

Supplemental disclosure of cash flow information:

     Interest paid                                                      $ 1,272,059       $   928,851       $ 1,166,984
                                                                        ===========       ===========       ===========

     Income taxes paid                                                  $   349,285       $   309,386       $   705,811
                                                                        ===========       ===========       ===========





The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Consolidated Statements of Stockholders' Equity
For the Years Ending January 31
(Amounts Expressed in United States Dollars)                             Page 9
-------------------------------------------------------------------------------


                                                                         Cumulative          Other
                                                                          Retained        Comprehensive        Treasury
                                        Number            Amount          Earnings           Income             Stock
                                      -----------      -----------       -----------       -----------       -----------
Balance January 31, 2001                2,795,000      $ 6,718,510       $ 3,730,950       $   (14,735)      $   (88,780)
                                      ===========      ===========       ===========       ===========       ===========

Share purchase plan
receivable                                      -      $    34,423         $       -         $       -           $     -
Foreign currency translation                    -                -                 -          (577,087)                -
Net earnings for the year                       -                -            47,065                 -                 -
                                      -----------      -----------       -----------       -----------       -----------

Balance January 31, 2002                2,795,000      $ 6,752,933       $ 3,778,015       $  (591,822)      $   (88,780)
                                      ===========      ===========       ===========       ===========       ===========

Share purchase plan
receivable                                      -      $  (119,010)        $       -         $       -           $     -
Issuance of shares                        124,500          502,300                 -                 -                 -
Foreign currency translation                    -                -                 -           463,058                 -
Net earnings for the year                       -                -         1,136,212                 -                 -
                                      -----------      -----------       -----------       -----------       -----------

Balance January 31, 2003                2,919,500      $ 7,136,223       $ 4,914,227       $  (128,764)      $   (88,780)
                                      ===========      ===========       ===========       ===========       ===========

Share purchase plan                             -      $  (170,819)
receivable                              $       -        $       -         $       -
Issuance of shares                         54,250          162,750                 -                 -                 -
Foreign currency translation                    -                -                 -         1,692,836                 -
Net loss for the year                           -                -        (1,697,504)                -                 -
                                      -----------      -----------       -----------       -----------       -----------

Balance, January 21, 2004               2,973,750      $ 7,128,154       $ 3,216,723       $ 1,564,072       $   (88,780)
                                      ===========      ===========       ===========       ===========       ===========





The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2004 and January 31, 2003
(Amounts Expressed in United States Dollars)                            Page 10
-------------------------------------------------------------------------------


1.    Summary of significant accounting policies

      Basis of consolidated financial statements presentation

      These consolidated financial statements include the accounts of Dectron Internationale Inc., International Water Makers Inc., Dectron Inc. Consolidated and Circul-Aire Group.

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

      Revenue recognition

      Revenue from product sales is recognized when the goods are delivered to the customer provided that: title and risk of loss have passed to the customer; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is deemed probable. Revenue is recorded net of estimated sales returns and allowances for trade promotions, coupons, and other discounts, which are recognized as a reduction of revenue at the time of sale.

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2004 and January 31, 2003
(Amounts Expressed in United States Dollars)                            Page 11
-------------------------------------------------------------------------------

1.    Summary of significant accounting policies (continued)

      Shipping and handling costs

      Shipping and handling costs are included in selling expenses.

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
      Furniture and fixtures          15 or 20%      Straight line or 20% declining balance
      Computer equipment              15 or 30%      Straight line or 30% declining balance
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

      Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired in a purchase business combination. For the year 2002, goodwill was amortized using the straight-line method, over a period of 10 years.

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2004 and January 31, 2003
(Amounts Expressed in United States Dollars)                            Page 12
-------------------------------------------------------------------------------


1.    Summary of significant accounting policies (continued)

      Impairment of goodwill and long-lived assets

      Goodwill and intangible assets with definite lives are tested at least annually for impairment in accordance with the provisions of SFAS 142.

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

      Research and development costs

      Research and development costs, net of investment tax credits, included in selling, general and administrative expenses amounted to $707,342 in 2004, $565,153 in 2003 and $792,533 in 2002.

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

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2004 and January 31, 2003
(Amounts Expressed in United States Dollars)                            Page 13
-------------------------------------------------------------------------------

1.    Summary of significant accounting policies (continued)

      Foreign currency translation (continued)

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

      Income taxes

      Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

      Stock based compensation

      The company has stock options plans, which are described in the Capital stock note 12. Stock-based compensation is accounted for under Accounting Principles Board (APB) Opinion No. 25., "Accounting for Stock Issued to Employees", and related Interpretations. The company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the company's stock option plans that were granted in fiscal year 1999 and 2002. The following table illustrates the effect on net earnings and net earnings per common share if the company had applied the fair-value based method of SFAS No. 123, "Accounting for Stock-based Compensation", to record expense for stock options.

                                                                2004              2003             2002
                                                            -------------     ------------     -----------
     Net earnings (loss), as reported                       $  (1,697,504)    $  1,136,212     $    47,065
     Less:  Compensation for option awards determined by
     the fair value-based method, net of related tax
     effects                                                      (44,244)        (102,110)       (226,347)
                                                            -------------     ------------     -----------

     Pro forma net earnings (loss)                          $  (1,741,748)    $  1,034,102     $  (179,282)
                                                            =============     ============     ===========


DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2004 and January 31, 2003
(Amounts Expressed in United States Dollars)                             Page 14
--------------------------------------------------------------------------------



1. Summary of significant accounting policies (continued)

      Stock based compensation (continued)

                                                                  2004                 2003                 2002
                                                            ------------------   ------------------   -----------------

     Net earnings (loss) per common shares
     Basic and diluted
          As reported                                       $            (0.57)  $             0.40   $         0.02
          Pro forma                                                      (0.59)                0.37            (0.06)



      The weighted average fair value of options granted was $1.48 in 2004, $1.87 in 2003, and $2.26 in 2002. The fair value of each option grant for the company's plans is estimated on the date of the grant using the Black-Scholes option-pricing model, with the following weighted average assumptions.

                                                                  2004                 2003                 2002
                                                            ------------------   ------------------   ------------------

     Risk-free interest rates                                     4.50%                4.53%                4.53%
     Expected option lives                                        2.9 years            3.6 years            4.2 years
     Expected volatilities                                        62.9%                67.7%                77.9%
     Expected dividend risks                                      0%                   0%                   0%

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


2.    Effect of recent accounting pronouncements

      a) In July 2001, SFAS No. 142, "Goodwill and Other Intangible Asset" was issued. The company adopted the provisions of SFAS 142 on February 1, 2002.

          The following table presents a reconciliation of net earnings, earnings per share and comprehensive income, as reported, to adjusted amounts that include the impact of the adoption of SFAS 142 for all periods presented.

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2004 and January 31, 2003
(Amounts Expressed in United States Dollars)                             Page 15
--------------------------------------------------------------------------------



2. Effect of recent accounting pronouncements (continued)

                                                                   2004                 2003                 2002
                                                             -----------------    -----------------     ----------------
         Net earnings (loss)
         Net earnings (loss), as reported                    $    (1,697,504)     $     1,136,212       $        47,065
         Add:  Goodwill amortization, net of tax                           -                    -               201,645
                                                             -----------------    -----------------     ----------------

         Adjusted net earnings (loss)                        $    (1,697,504)     $     1,136,212       $       248,710
                                                             =================    =================     ================

         Net earnings (loss) per common share
         Basic and diluted as reported                       $            (0.57)  $             0.40    $             0.02
         Add:  Goodwill amortization, net of tax                          -                    -                      0.07
                                                              -----------------    -----------------     ----------------

         Basic and diluted, adjusted                         $            (0.57)  $             0.40    $             0.09
                                                             =================    =================     ================

         Comprehensive income (loss)
         Comprehensive income (loss), as reported            $        (4,668)     $     1,599,270       $      (530,022)
         Add:  Goodwill amortization, net of tax                           -                    -               201,645
                                                             -----------------    -----------------     ----------------

         Adjusted comprehensive income (loss)                $        (4,668)     $     1,599,270       $      (328,377)
                                                             =================    =================     ================


      b) In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The company adopted SFAS 143 on February 1, 2003. Its adoption did not have an impact on the company's financial statements.

      c) In June 2002, the Financial Accounting Standards Board (FASB) issued SFASNo. 146, "Accounting for Costs Associated with Exit or Disposal Activities. "This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging IssuesTask Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The company adopted SFAS 146, effective February 1, 2003. The adoption of SFAS 146 did not have a material impact on the company's financial statements. The company has continued to account for employee-related post-employment benefit costs, including severance payments, under the provisions of SFAS No. 112, "Employer's Accounting for Post-Employment Benefits."

      d) In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," was issued. This interpretation requires the initial recognition and initial measurement, on a prospective basis only, of guarantees issued or modified after December 31, 2002. Additionally, certain disclosure requirements were effective for financial statements ending after December 15, 2002. The adoption of this interpretation did not have an impact on the company's financial statements.

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2004 and January 31, 2003
(Amounts Expressed in United States Dollars)                            Page 16
-------------------------------------------------------------------------------


2.        Effect of recent accounting pronouncements (continued)

      e) In January 2003, FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," (VIE's) was issued, and in December 2003, a revision to FIN 46 was issued. FIN 46 requires identification of the company's participation in VIE's, which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE's, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to a VIE, if any, bears a majority of the risk of the VIE's expected losses, or stands to gain from a majority of the VIE's expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE's that are deemed significant, even if consolidation is not required. This interpretation is effective for all VIE's created after January 31, 2003. The adoption of this interpretation during 2004 fiscal year, did not have an impact on the company's financial statements.

      f) In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract, and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have an impact on the company's financial statements.

      g) In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003. The company adopted this standard on June 1, 2003. Its adoption did not have an impact on the company's financial statements.

      h) In May 2003, the consensus on EITF Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease," was issued. The guidance in the consensus applies to the purchase or sale of goods and services under various types of contracts, including outsourcing arrangements. Based on the criteria in the consensus, both parties to an arrangement are required to determine whether the arrangement includes a lease within the scope of SFAS No. 13, "Accounting for Leases." The new requirement applies prospectively to new or modified arrangements for reporting periods beginning after May 28, 2003. Accordingly, as of August 1, 2003, the company accounted for new or modified arrangements based on this guidance. Adoption of this standard did not have an impact on the company's financial statements.

      i) In December 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," which enhanced the disclosure about pension plans and other postretirement benefit plans, but did not change the measurement or recognition principles for those plans. The statement requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Its adoption did not have an impact on the company's financial statements.

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2004 and January 31, 2003
(Amounts Expressed in United States Dollars)                             Page 17
--------------------------------------------------------------------------------


3.    Comprehensive income

      The company has adopted FAS No. 130 "Reporting Comprehensive Income" which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:

                                                                   2004                 2003                 2002
                                                             -----------------    -----------------     ----------------

     Net income (loss)                                       $    (1,697,504)     $     1,136,212       $        47,065

     Other comprehensive income (loss)

          Foreign currency translation                             1,692,836              463,058              (577,087)
                                                             -----------------    -----------------     ----------------

     Comprehensive income (loss)                             $        (4,668)     $     1,599,270       $      (530,022)
                                                             =================    =================     ================


4.    Accounts receivable

                                                                                        2004                 2003
                                                                                  -----------------     ----------------

     Trade                                                                        $    12,000,243       $    10,257,403
     Allowance for doubtful accounts                                                     (949,586)             (728,055)
                                                                                  -----------------     ----------------

                                                                                  $    11,050,657       $     9,529,348
                                                                                  =================     ================


5.    Inventory
                                                                                        2004                 2003
                                                                                   ----------------    -----------------

     Raw materials                                                                 $     6,097,726     $     5,152,769
     Work-in-process                                                                     1,227,245           1,074,486
     Finished goods                                                                      1,883,094           1,511,694
                                                                                   ----------------    -----------------

                                                                                   $     9,208,065     $     7,738,949
                                                                                   ================    =================

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2004 and January 31, 2003
(Amounts Expressed in United States Dollars)                             Page 18
--------------------------------------------------------------------------------


6.    Loans receivable

                                                                                       2004                 2003
                                                                                 -----------------     ----------------
     Private companies                                                            $       564,383       $       464,141
     Corporate shareholder                                                                 30,202                30,000
                                                                                  -----------------     ----------------

                                                                                                                494,141
     Current portion                                                                       17,769                21,164
                                                                                  -----------------     ----------------

                                                                                  $       576,816       $       472,977
                                                                                  =================     ================

   The loan receivable from a private company in the amount of $56,572 is secured by equipment, repayable in annual instalments of $21,164 including interest at 6% per annum, maturing in April 2006.

   The other loans receivable from private companies and the loan to a corporate shareholder are non-interest bearing and are not expected to be repaid prior to February 1, 2005.


7. Property, plant and equipment

                                                                                        2004                 2003
                                                                                  -----------------    -----------------
     Cost
          Land                                                                    $       262,304      $       228,393
          Building                                                                      2,813,530            2,451,573
          Machinery and equipment                                                      11,728,112            8,255,979
          Furniture and fixtures                                                          915,839              751,661
          Computer equipment                                                            2,222,364            1,688,721
          Rolling stock                                                                   186,602              151,448
          Leasehold improvements                                                        1,161,666              972,379
                                                                                  -----------------    -----------------

                                                                                       19,290,417           14,500,154
                                                                                  -----------------    -----------------

     Accumulated depreciation and amortization
         Building                                                                         875,673              654,304
         Machinery and equipment                                                        7,420,783            4,881,521
         Furniture and fixtures                                                           691,322              546,451
         Computer equipment                                                             1,667,810            1,283,188
         Rolling stock                                                                    167,059              117,905
         Leasehold improvements                                                           563,360              474,842
                                                                                  -----------------    -----------------

                                                                                       11,386,007            7,958,211
                                                                                  -----------------    -----------------

     Net                                                                          $     7,904,410      $     6,541,943
                                                                                  =================    =================

     Capital leases included above                                                $     1,986,465      $     1,224,593
                                                                                  =================    =================

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2004 and January 31, 2003
(Amounts Expressed in United States Dollars)                             Page 19
--------------------------------------------------------------------------------



7.    Property, plant and equipment (continued)

   Depreciation and amortization of property, plant and equipment for fiscal year 2004 amounted to $1,350,862 ($979,703 in 2003).


8.    Intangibles

                                                                                      2004                   2003
                                                                                ------------------    -------------------
     Patents, trademarks and rights costs                                       $       132,672       $       115,520
     Accumulated amortization                                                           (41,362)              (27,740)
                                                                                ------------------    -------------------

                                                                                $        91,310       $        93,780
                                                                                ==================    ===================

      Amortization of intangibles for fiscal year 2004 amounted to $15,730 ($11,526 in 2003).


9.    Bank loans

      The company has an available line of credit of $12,455,000 bearing interest at the Canadian prime lending rate plus 0.25% per annum and it is renegotiated annually. Bank loans are secured by a first ranking moveable hypothec on accounts receivable, inventory and a first ranking universal hypothec in the amount of $37,742,000 on the universality of the borrower's property, movable and immovable, present and future, corporeal and incorporeal. The company also provided a rider designating the Bank as loss payee of the proceeds of all-risk insurance on the property charged as security.

      The average cost of financing for fiscal year 2004 is 7.38% (6.90% in 2003).


10.   Accounts payable and accrued expenses

                                                                                       2004                 2003
                                                                                 -----------------    -----------------
     Trade payables                                                              $     2,339,488      $     2,348,936
     Accrued expenses                                                                  2,612,584            1,777,340
                                                                                 -----------------    -----------------

                                                                                 $     4,952,072      $     4,126,276
                                                                                 =================    =================

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2004 and January 31, 2003
(Amounts Expressed in United States Dollars)                             Page 20
--------------------------------------------------------------------------------



11.   Long-term debt

                                                                                       2004                 2003
                                                                                 -----------------    ------------------
     a)    Balance of  purchase  payable  on the  acquisition  of  Tranzmetal    $        113,224     $        -
           Inc.,  non-interest  bearing without  guarantee,  repayable in two instalments of $56,612 due in January 2005 and 2006

     b)    Immigration loans secured by a first ranking universal hypothec, bearing interest at 5.21% and 5.59% per annum, due on November 2002 and May 2004. The loans are net of sinking funds since all amounts paid into them must be used to repay the loans. As at January 31,
           2004, from the total immigration loans, $334,908 was
           in process of being refinanced.                                                686,223              667,770

     c)    Bank term loans secured by a first ranking universal hypothec, bearing interest at variable rates from prime plus 0.75% and from
           6.51% to 7.99% per annum, due on various dates from May 2005 to
           June 2014.                                                                   3,872,551            4,088,595

     d)    Obligations under capital leases for machinery and equipments and rolling stock subject to various monthly repayments including imputed interest at variable rates between 5.65% and 9% per
           annum, up to various dates between April 2005 and April 2009.                1,656,911            1,128,176

     e)    Others                                                                          52,563               56,344

     f)    Long-term debt repaid during the year                                                -              472,000
                                                                                 -----------------    ------------------

                                                                                        6,381,472            6,412,885

           Current portion                                                              1,226,865            1,090,576
                                                                                 -----------------    ------------------

                                                                                 $      5,154,607     $      5,322,309
                                                                                 =================    ==================

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2004 and January 31, 2003
(Amounts Expressed in United States Dollars)                             Page 21
--------------------------------------------------------------------------------



11. Long-term debt (continued)

      Future payment obligations are as follows:

                                                              Future minimal           Interest
                                      Future principal        lease payments          included in               Total
                                           payment            under capital         future minimal            principal
                                         obligations              leases            lease payments           repayments
                                      ------------------    -------------------    ------------------     ------------------
     2005                             $         729,875     $         586,458      $         (89,468)     $       1,226,865
     2006                                     1,922,464               515,931                (66,651)             2,371,744
     2007                                       418,092               311,460                (35,586)               693,966
     2008                                     1,283,167               288,148                (17,039)             1,554,276
     2009                                       176,264               104,458                 (6,741)               273,981
     Thereafter                                 194,699                66,753                   (812)               260,640
                                      ------------------    -------------------    ------------------     ------------------

                                      $       4,724,561     $       1,873,208      $        (216,297)     $       6,381,472
                                      ==================    ===================    ==================     ==================


12.   Capital stock

      Authorized

          An unlimited number of preferred shares, cumulative, voting, no par value

          An unlimited number of common shares, voting, no par value

      Issued

                                                                                      2004                 2003
                                                                                 ----------------     ----------------
               2,973,750 Common shares (2003:  2,919,500)                        $     7,128,154      $     7,136,223
                                                                                 ================     ================

      During the fiscal year ended January 31, 2004, certain employees have exercised their options under the 1999 Stock Option Plan. Consequently, 54,250 common shares were issued for a total consideration of $162,750 of which $161,250 was receivable as at January 31, 2004.

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2004 and January 31, 2003
(Amounts Expressed in United States Dollars)                             Page 22
--------------------------------------------------------------------------------


12.   Capital stock (continued)

      Employee stock option plan

      In 1999, the Company adopted a Stock Option Plan (the "1999 Plan") pursuant to which 650,000 shares of Common Stock are reserved for issuance, 187,250 options are currently issued and outstanding.

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

      In 2001, the Company also adopted the 2001 Stock Option Plan (the "2001 Plan") pursuant to which 500,000 shares of Common stock are reserved for issuance, 108,500 options are currently issued and outstanding.

      On January 4, 2002, the Board granted options under the 2001 Plan to certain members of the Board and certain employees. Subject to certain limitations, the options granted are exercisable one year after issuance. Subsequent to the one-year anniversary date of the grant, the option holders may exercise the option up to 25% per year of the total options granted for the following four years. Each of the options will be fully exercisable on January 4, 2006 and expire on January 4, 2011. The exercise price of the option is $4.20.

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

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2004 and January 31, 2003
(Amounts Expressed in United States Dollars)                             Page 23
--------------------------------------------------------------------------------


12.   Capital stock (continued)

      Employee stock option plan (continued)

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

      A summary of the status of the company's stock option plans are as follows:

                                         2004                            2003                             2002
                              ----------------------------    ---------------------------     -----------------------------
                                               Weighted                       Weighted                          Weighted
                                                Average                        Average                          Average
                               Number of       Exercise        Number of      Exercise         Number of        Exercise
                                Options          Price          Options         Price           Options           Price
                              ------------    ------------    ------------   ------------     ------------    -------------
      Outstanding,                357,000     $       3.39        455,000    $      3.32          349,000     $       3.00
      beginning of year
      Granted                      -                  -            -               -              121,000             4.20
      Exercised                   (54,250)            3.00        (74,500)          3.00           -                  -
      Cancelled                    (7,000)            4.20        (23,500)          3.28          (15,000)            3.00
                              ------------    ------------    ------------   ------------     ------------    -------------

      Outstanding, end of
      year                        295,750     $       3.44        357,000    $      3.39          455,000     $       3.32
                              ============    ============    ============   ============     ============    =============
      Options, exercisable,
      end of year                 235,250                         194,000                         159,500
                              ============                    ============                    ============

      The following table summarizes information about fixed stock options outstanding:

                                                                                2004
                                            -----------------------------------------------------------------------------
                                                        Options Outstanding                     Options Exercisable
                                            --------------------------------------------    -----------------------------
                                                             Weighted
                                                              Average
                                                             Remaining       Weighted                         Weighted
                                                             Years of         Average                         Average
                                             Number of      Contractual      Exercise        Number of        Exercise
      Exercise price                        Options          Life            Price          Options          Price
      -----------------                     ------------    ------------    ------------    ------------    -------------

      $       3.00                              187,250         0.8          $     3.00         202,250      $     3.00
              4.20                              108,500         6.9                4.20          33,000            4.20
                                            ------------    ------------    ------------    ------------    -------------

                                                295,750         3.1         $      3.44         235,250            3.17
                                            ============    ============    ============    ============    =============

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2004 and January 31, 2003
(Amounts Expressed in United States Dollars)                             Page 24
--------------------------------------------------------------------------------


12.   Capital stock (continued)

      Share purchase plan receivable

      The SEC staff Accounting Bulletins require that accounts or notes receivable arising from transactions involving capital stock should be presented as deductions from shareholders' equity and not as assets. Accordingly, in order to comply with U.S. GAAP, stockholders' equity has been reduced by $170,819 at January 31, 2004 (reduced by $119,010 - 2003), to reflect the loans due from certain employees and officers, which relate to the purchase of common shares of the company.


13.   Net restructuring and other unusual items


      In fiscal 2004, the company recorded $911,407 of net restructuring and other unusual items which is comprised of a charge for consolidation and other costs related to restructuring of Tranzmetal Inc., a company acquired on February 1, 2003.

      In fiscal 2003, the company recorded $132,342 of unusual items in respect of a write-down of uncollectible loans receivable.


14.   Income taxes

                                                                   2004                 2003                 2002
                                                             -----------------    ------------------   ------------------
     a)   Current                                            $       439,646      $       611,869      $       170,503
          Deferred                                                  (204,542)             (34,459)             180,886
                                                             -----------------    ------------------   ------------------

                                                             $       235,104      $       577,410      $       351,389
                                                             =================    ==================   ==================

     b)   Income taxes at Canadian statutory rates:          $       645,257      $       834,981      $       463,721

          Increase (decrease) resulting from:
          Large corporation tax                                            -               13,635               12,838
          Manufacturing and processing deduction                    (114,251)            (164,161)             (70,459)
          Non-deductible expenses                                     59,631               61,183               44,102
          Temporary differences                                     (142,437)             (44,668)            (183,224)
          Application of losses carried forward                            -                    -              (64,921)
          Difference between Canadian statutory rates and
          those applicable to foreign subsidiaries                     8,412              (11,067)                   -
          Adjustment for prior year's taxes                         (233,313)             (51,334)             126,124
          Other                                                       11,805              (61,159)              23,208
                                                             -----------------    ------------------   ------------------

          Effective income taxes                             $       235,104      $       577,410      $       351,389
                                                             =================    ==================   ==================

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2004 and January 31, 2003
(Amounts Expressed in United States Dollars)                             Page 25
--------------------------------------------------------------------------------


14.   Income taxes (continued)

      c) Deferred income taxes represent the tax charges derived from temporary differences between amortization of property, plant and equipment and recognition of deferred revenue, and the actual amounts deducted from or added to the taxable income.

          The component of deferred tax assets and deferred tax liabilities are as follows:

                                                                  2004                                2003
                                                     --------------------------------    -------------------------------
                                                                Deferred                            Deferred
                                                     --------------------------------    -------------------------------
                                                          Tax               Tax               Tax              Tax
                                                        Asssets         Liabilities          Assets        Liabilities
                                                     ---------------   --------------    --------------   --------------
           Non-current
              Deferred revenue                       $     486,970     $      -          $     530,150    $      -
              Operating loss and credit                    276,399            -                411,719           -
           carryforwards
              Property, plant and equipment                 -                572,927            -               543,039
              Intangibles and goodwill                      -                 30,663            -                23,217
                                                     ---------------   --------------    --------------   --------------

           Total non-current                         $     763,369     $                 $     941,869    $     566,256
                                                     ---------------   --------------    --------------   --------------

           Total net deferred tax assets             $     159,779                       $     375,613
                                                     ================================    ===============================

          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not that the company will realize the benefits of these deductible differences.

      d) The company has operating losses of $1,220,000, which can be used to reduce future taxable income. The potential tax benefits of $276,399 relating to the losses have been recognized in the company's accounts. The deductibility of these losses expire between 2007 and 2011.

      e) The company has unused investment tax credits of $155,800 which are deductible from the income taxes payable in future years. No deferred income tax asset regarding these investment tax credits has been accounted for.

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2004 and January 31, 2003
(Amounts Expressed in United States Dollars)                             Page 26
--------------------------------------------------------------------------------



15.   Discontinued operations

      a) On April 22, 2004 the corporation signed a fully executed agreement for the sale of IPAC 2000. As a result of this sale, the operations and net assets of the plant have been disclosed as discontinued operations. The carrying values are based on information available as of the date of these financial statements and therefore they have been adjusted to reflect the expected proceeds to be realized upon sale, after adjusting for potential liquidation costs.

      b) On November 29, 2002, the company completed the sale of the Electric Heat Products Division for a total cash consideration of $961,640 plus a balance of sale of $440,979. The sale resulted in a net gain of $90,332 (2003: $590,686), net of tax of $20,770 (2003: $198,668). As
          at January 21, 2004, the remaining balance of sale amounted to $434,028. This balance of sale bears interest at the bank's prime rate plus 1%, repayable in 23 monthly instalments of $18,871. Due to the uncertainty of the collectibility, a reserve for the full balance of sale has been accounted for.

      Net assets related to discontinued operations included in the consolidated balance sheets are as follows:

                                                                                         2004                 2003
                                                                                   -----------------    -----------------
      Cash                                                                         $         63,114     $         22,464
      Accounts receivable                                                                   434,160              316,510
      Inventory                                                                             775,375            1,786,349
      Deferred income taxes                                                                       -               36,538
      Other current assets                                                                   40,976               36,401
                                                                                   -----------------    -----------------

      Current assets held by discontinued operations                                      1,313,625            2,198,262
                                                                                   -----------------    -----------------

      Property, plant and equipment                                                       3,813,427            3,687,937
      Intangibles                                                                            78,951               75,221
      Deferred income taxes                                                                       -            1,137,967
                                                                                   -----------------    -----------------

      Long-lived assets held by discontinued operations                                   3,892,378            4,901,125
                                                                                   -----------------    -----------------

      Accounts payable                                                                     (402,889)            (638,475)
                                                                                   -----------------    -----------------

      Current liabilities held by discontinued operations                                  (402,889)            (638,475)
                                                                                   -----------------    -----------------

      Net assets of discontinued operations                                        $      4,803,114     $      6,460,912
                                                                                   =================    =================

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2004 and January 31, 2003
(Amounts Expressed in United States Dollars)                             Page 27
--------------------------------------------------------------------------------


15.   Discontinued operations (continued)

      The results of discontinued operations included in the consolidated statements of operations are summarized as follows:

                                                                   2004                 2003                 2002
                                                              ----------------     ----------------     ----------------
      Sales                                                   $     2,722,094      $     3,597,245      $     4,170,666
      Cost of sales                                                  3,982,440            4,023,058            4,970,490
                                                              ----------------     ----------------     ----------------

      Gross profit                                                  (1,260,346)            (425,813)            (799,824)
                                                              ----------------     ----------------     ----------------

      Operating expenses                                              746,011               863,339              905,325
      Depreciation and amortization                                   413,435               365,135              366,853
      Interest expense                                                 36,236               250,066              371,080
                                                              ----------------     ----------------     ----------------

                                                                    1,195,682             1,478,540            1,643,258
                                                              ----------------     ----------------     ----------------

      Loss before income taxes                                     (2,456,028)           (1,904,353)          (2,443,082)
      Income taxes (recovery)                                       1,174,826              (347,632)            (524,569)
                                                              ----------------     ----------------     ----------------

      Net loss                                                     (3,630,854)           (1,556,721)          (1,918,513)
      Gain on sale of discontinued operations (net of
      income taxes)                                                    90,332               590,686                    -
                                                              ----------------     ----------------     ----------------

                                                              $    (3,540,522)     $      (966,035)     $    (1,918,513)
                                                              ================     ================     ================

      Cash flows from discontinued operations included in the consolidated statements of cash flows are as follows:

                                                                   2004                 2003                 2002
                                                              ----------------     ----------------     ----------------
      Operating activities                                    $    (1,299,420)     $    (1,160,705)     $    (1,551,911)
                                                              ----------------     ----------------     ----------------

      Investing activities                                              (1,333)             101,904               (6,410)
                                                              ----------------     ----------------     ----------------

      Financing activities                                                  -            (2,843,613)             (70,089)
                                                              ----------------     ----------------     ----------------

      Net variation in cash                                           (40,650)              (14,654)              41,335
                                                              ----------------     ----------------     ----------------

      Effect of foreign currency exchange rate on cash               (541,321)             (159,532)             253,603
      Gain from discontinued operations, before taxes                (111,102)             (789,354)                   -
      Proceeds from discontinued operations                           111,102               961,640                    -
                                                              ----------------     ----------------     ----------------

      Total effect of discontinued operations                 $    (1,882,724)     $    (3,904,314)     $    (1,333,472)
                                                              ================     ================     ================

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2004 and January 31, 2003
(Amounts Expressed in United States Dollars)                             Page 28
--------------------------------------------------------------------------------



16.   Statement of cash flows

      During the year, the company acquired capital assets for a total amount of $1,798,908 (2003: $1,459,159), including capital assets acquired for an amount of $$491,606 (2003: $791,423) by means of capital leases. Cash payments of $1,307,302 (2003: $667,736) were made to purchase the capital assets.


17.   Commitments

      The company is committed to payments under operating leases for its premises totaling $3,681,350. Annual payments for the next five years are as follows:

     2005                                                                                               $        730,844
     2006                                                                                                        718,853
     2007                                                                                                        741,365
     2008                                                                                                        744,362
     2009                                                                                                        745,926
                                                                                                        -----------------

                                                                                                        $      3,681,350
                                                                                                        =================


18.   Segmented information

                                                                   2004                 2003                 2002
                                                             -----------------    -----------------    -----------------
                                                             -----------------    -----------------    -----------------
     a)   The breakdown of sales by geographic area
          is as follows:

          Canada                                             $    18,073,085      $    14,235,583      $     6,223,981
          United States of America                                19,799,256           18,164,927           20,632,415
          International                                            1,782,581            2,024,381            2,259,010
                                                             -----------------    -----------------    -----------------

                                                             $    39,654,922      $    34,424,891      $    29,115,406
                                                             =================    =================    =================

     b)   The breakdown of identifiable assets by
          geographic area is as follows:

          Canada                                             $     33,334,783     $     26,391,369     $     21,435,449
          United States                                             5,794,667            7,938,826            9,125,189
                                                             -----------------    -----------------    -----------------

                                                             $     39,129,450     $     34,330,195     $     30,560,638
                                                             =================    =================    =================

DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2004 and January 31, 2003
(Amounts Expressed in United States Dollars)                             Page 29
--------------------------------------------------------------------------------


19.   Financial instruments and credit risk

      Fair value of financial instruments

      The fair value of accounts receivable, bank loans and accounts payable approximately correspond to their book value given their short-term maturity. The carrying amount of long-term debt approximates fair value because interest rates are close to market value.

      Credit risk

      The company is exposed to credit risk on the accounts receivable from its customers. In order to reduce its credit risk, the company has adopted credit policies, which include the analysis of the financial position of its customers and the regular review of their credit limits. In some cases, the company may require bank letters of credit.


20.   Selected quarterly financial data (unaudited)

                                          First            Second             Third           Fourth
                  2004                   Quarter          Quarter            Quarter         Quarter             Total
                                      ---------------  ---------------   ---------------  ---------------  ---------------
      Sales                           $  10,147,331    $  12,343,154     $  11,144,889    $   6,019,548    $   39,654,922
      Gross Profit                        2,932,332         3,100,950         3,114,111       5,223,587        14,370,980
      Operating earnings                    135,782           311,003           214,580       2,689,242         3,350,607
      Earnings from continuing
      operations before taxes                86,825            99,831            28,868       1,627,494         1,843,018
      Discontinued operations,
      net of tax                             -                -                 -            (3,630,854)       (3,630,854)
      Gain on disposal of
      discontinued operations,
      net of tax                             -                -                 -                90,332            90,332
      Net earnings (loss)                    59,770            68,724            19,873      (1,845,871)       (1,697,504)
      Net earnings (loss) per
      common share, basic and
      diluted:
        Continuing operations                  0.02             0.02              0.01             0.57             0.62
        Discontinued operations              -                -                 -                 (1.22)           (1.22)
        Disposal  of  discontinued
        operations                           -                -                 -                  0.03             0.03
        Net earnings                           0.02             0.02              0.01            (0.62)           (0.57)
      Average number of common
      shares outstanding                  2,938,129         2,944,561         2,919,500        2,973,750        2,973,750


DECTRON INTERNATIONALE INC.
Notes to Consolidated Financial Statements
January 31, 2004 and January 31, 2003
(Amounts Expressed in United States Dollars)                             Page 30
--------------------------------------------------------------------------------



20. Selected quarterly financial data (unaudited) (continued)

                                          First            Second             Third           Fourth
                  2003                   Quarter          Quarter            Quarter         Quarter            Total
                                      ---------------  ---------------   ---------------  ---------------  ---------------
      Sales                           $   9,049,105    $  10,496,214     $  10,193,297    $   4,686,275    $   34,424,891
      Gross Profit                        2,811,149         2,644,532         3,022,773       3,914,079        12,392,533
      Operating earnings                    600,291           486,281           547,342       1,835,749         3,469,663
      Earnings from continuing
      operations before taxes               499,466           221,667           281,641       1,099,473         2,102,247
      Discontinued operations,
      net of tax                             -                -                 -             (1,556,721)      (1,556,721)
      Gain on disposal of
      discontinued operations,
      net of tax                             -                -                 -               590,686           590,686
      Net earnings                          226,447           159,601           202,781         547,383         1,136,212
      Net   earnings   (loss)  per
      common   share,   basic  and
      diluted:
        Continuing operations                  0.08              0.06              0.07            0.53             0.74
        Discontinued operations             -                -                 -                  (0.55)           (0.55)
        Disposal  of  discontinued
        operations                          -                -                 -                   0.21             0.21
        Net earnings                           0.08              0.06             0.07             0.19             0.40
      Average   number  of  common
      shares outstanding                  2,795,000         2,799,167         2,814,444        2,816,181        2,816,181


21.   Comparative figures

      Certain figures in the 2003 and 2002 financial statements have been reclassified to conform with the basis of presentation used in 2004.

                                 EXHIBIT INDEX

Exhibit No.   Description of Exhibits


14            Code of Ethics (1)

21.1          Subsidiaries of Registrant. (1)

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). (1)

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"). (1)

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1) Filed herewith