Form 10-Q
period 2004-04-30
DECTRON INTERNATIONALE INC
filed 2004-06-14
CIK 1066042

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended April 30, 2004, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from _______to_______


                         Commission File Number 1-14503




                           DECTRON INTERNATIONALE INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

------------------------------------------------------------------- ----------------------------------------------------------------
                          Quebec, Canada                                                          N/A
------------------------------------------------------------------- ----------------------------------------------------------------
(State of Incorporation or other Jurisdiction of                                  (I.R.S. Employer Identification No.)
Incorporation or Organization)
------------------------------------------------------------------- ----------------------------------------------------------------

------------------------------------------------------------------- ----------------------------------------------------------------
                   4300 Poirier Blvd., Montreal                                                 H4R 2C5
------------------------------------------------------------------- ----------------------------------------------------------------
             (Address of principal executive offices)                                          (Zip Code)
------------------------------------------------------------------- ----------------------------------------------------------------


Registrant's telephone number, including area code: (514) 334 9609

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ].


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 10, 2004, there were 2,973,750 shares of common stock outstanding.

DECTRON INTERNATIONALE INC.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements...................................................................................... 1

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................... 1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................................ 4

Item 4.  Controls and Procedures................................................................................... 4


PART II - OTHER INFORMATION


Item 1. Legal Proceedings.......................................................................................... 5

Item 2. Changes in Securities and Use of Proceeds.................................................................. 5

Item 3. Defaults Upon Senior Securities............................................................................ 5

Item 4. Submission of Matters to a Vote of Security Holders........................................................ 5

Item 5. Other Information.......................................................................................... 5

Item 6. Exhibits and Reports on Form 8-K........................................................................... 5


SIGNATURES......................................................................................................... 6

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

See Pages F-1 through F-11.

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

INTANGIBLE ASSETS AND GOODWILL
We account for intangible assets and goodwill in accordance with Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets", which we adopted on February 1, 2002. In accordance with that statement, goodwill and intangible assets with indefinite lives are no longer amortized, but rather tested for impairment at least annually. Intangible assets with estimable useful lives, consisting of patents, trademarks, and rights, are amortized on a straight-line basis over the estimated useful lives of 5 to 15 years, and are reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment of Long-Lived Assets".

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

Intangible assets with estimable lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or assets group may not be recoverable in accordance with SFAS 144. Recoverability of intangible assets with estimable lives and other long-lived assets is measured by a comparison of the carrying amount of an assets or asset group to future net undiscounted pretax cash flows expected to be generated by the assets or asset group. If these comparisons indicated that an asset is not recoverable, the impairment loss recognized is the amount by which the carrying amount of the asset or the asset group exceeds the related estimated fair value.

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

RESULTS OF OPERATIONS

Three month period ended April 30, 2004 compared to Three month period ended April 30, 2003.

         Revenues for the three month period ended April 30, 2004 were $ 10,229,096, a 5.98% increase over prior year revenues of $ 9,651,852. This increase is due primarily a stronger presence in the Canadian market for commercial HVAC products and related services.

         Gross profit decreased by $ 232,218 to $ 3,270,439 over the same period. As a percentage of revenues, gross profit decreased from 36.29% to 31.97%. Gross profit was adversely affected by higher cost in raw material and the use of aggressive pricing strategies in the commercial HVAC markets.

         Selling expenses decreased by $ 49,183 in the three month period ended April 30, 2004. As a percentage of revenues, selling and marketing expenses decreased from 13.1% to 11.89%.

         General and administrative expenses decreased by $ 98,568 to $ 671,704 due to an improvement in cost control in that sector. As a percentage of revenues, general and administrative decreased from 7.98% to 6.57%.

         Amortization expenses remained stable: $ 314,578 in the three month period ending April 30, 2004 compared to $ 313,632 in 2003 following the acquisition of new machinery and equipment during the last fiscal year. As a percentage of revenues, amortization expenses decreased from 3.25% to 3.08%.

         Financing expenses increased from $ 45,725 to $ 505,088 due mainly to the effects of foreign exchange variations. As a percentage of revenues, financing expenses increased from 0.47% to 4.94%.

         Provisions for Income tax as a percentage of taxable income increased from 31.16% for the three monthsended April 30, 2002 to 31.88% for 2003. Tax expenses have decreased by $165,724 due to a decrease in taxable revenue.

         Net earnings before discontinued operations was $ 383,230. As a percentage of sales, net earnings before discontinued operations decrease from 7.90% to 3.75%.

         Losses from discontinued operations net of taxes for the three month period ending April 30, 2004 was $ 250,577 compared to $ 702,512 in the corresponding period in 2003.

         As a result of the above factors, net earnings in the three month period ending April, 30,2004 was $ 112,653 compared to earnings of $59,770 in the corresponding period in 2003. The increase in earnings is due mainly to the discontinued operations of Ipac 2000 Inc.

LIQUIDITY AND CAPITAL RESOURCES

We had a positive net change in cash of $ 1,185,319 for the three month period ended April 30, 2004. The principal sources of cash were from accounts payables in the amount of $ 1,534,862 and accounts receivables in the amount of $840,683. The principal use of cash was repayments of bank loans in the amount of $906,943.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our significant contractual obligations as of April 30, 2004 are for debt and operating leases. Debt by year of maturity and future rental payments under operating lease agreements are presented below. As of April 30, 2004, we had an outstanding balance on our line of credit of $ 12,595,276 and does not have any purchase obligations. We have not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

----------------------------------- -------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS             PAYMENTS DUE BY PERIOD
----------------------------------- -------------------------------------------------------------------------------
                                         Total          Less than 1      1-3 years      4-5 years    After 5 years
                                                           year
----------------------------------- ----------------- ---------------- --------------- ------------- --------------
Balance of Sale                              142,847           54,661          88,186          -              -
----------------------------------- ----------------- ---------------- --------------- ------------- --------------
Other long term debt                       5,863,072        1,132,903       2,746,262     1,639,654        344,253
----------------------------------- ----------------- ---------------- --------------- ------------- --------------
Total Long term debt                       6,005,919        1,187,564       2,834,448     1,639,654        344,253
----------------------------------- ----------------- ---------------- --------------- ------------- --------------
Operating lease                            3,554,444          705,650       1,409,880     1,438,914           -
----------------------------------- ----------------- ---------------- --------------- ------------- --------------


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

Interest Rate Risk
We are exposed to market risk related to fluctuations in interest rates on our debt. Increase in prevailing interest rates could increase our interest payment obligations relating to variable rate debt. For example, a 100 basis point increase in interest rates would increase annual interest expense by $125,000.

ITEM 4.  CONTROLS AND PROCEDURES

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

We evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" ("Disclosure Controls") pursuant to Rules 13a-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and our "internal controls and procedures for financial reporting" (Internal Controls) as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was done under the supervision and with the participation of management.

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

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives

Based upon our management's evaluation, our chief executive officer and chief financial officer have concluded that, as of April 30, 2004, the disclosure and internal accounting controls provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported as and when required, including with specific reference that our assets are safeguarded, transactions are executed in accordance with management's authorizations and the financial records are reliable for the purpose of preparing financial statements.

There were no significant changes in our internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

31.1     Certification of the Chief Executive Officer filed herewith pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of the Chief Financial Officer filed herewith pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

On February 27, 2004, we filed a current report on Form 8-K reporting that Liam Cheung had resigned from our board of directors with immediate effect. Mr. Cheung resigned for personal reasons not involving a disagreement with us, yet nonetheless requested that we file a Form 8-K disclosing his resignation.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DECTRON INTERNATIONALE INC.


June 14, 2004                               By: /s/ Mauro Parissi
                                                ------------------

                                            Mauro Parissi
                                            Chief Financial Officer

                           DECTRON INTERNATIONALE INC.
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2004

                           DECTRON INTERNATIONALE INC.
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2004





                                TABLE OF CONTENTS




Interim Consolidated Balance Sheets                                   2 - 3

Interim Consolidated Statements of Earnings                           4 - 5

Interim Consolidated Statements of Cash Flows                         6 - 8

Interim Consolidated Statements of Stockholders' Equity                   9

Notes to Interim Consolidated Financial Statements                 10  - 11

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT APRIL 30, 2004 AND JANUARY 31, 2004
(Amounts Expressed in United States Dollars)                            PAGE 2
------------------------------------------------------------------------------



                                                                    APRIL 30, 2004      JANUARY 31, 2004
                                                                   ------------------   ------------------

ASSETS

CURRENT

      Cash                                                          $     3,642,665        $     2,457,346
      Accounts receivable                                                10,209,974             11,050,657
      Inventory                                                           9,464,841              9,208,065
      Prepaid expenses and sundry assets                                  1,080,554                685,142
      Loans receivable                                                       17,157                 17,769
      Current assets held by discontinued operations                      1,081,790              1,313,625
                                                                    ---------------        ---------------

                                                                         25,496,978             24,732,604

LOANS RECEIVABLE                                                            631,065                576,816

PROPERTY, PLANT AND EQUIPMENT                                             7,327,849              7,904,410

INTANGIBLES                                                                  88,330                 91,310

GOODWILL                                                                  1,502,668              1,556,319

DEFERRED INCOME TAXES                                                       284,657                375,613

LONG-LIVED ASSETS HELD BY DISCONTINUED OPERATIONS                         3,654,853              3,892,378
                                                                    ---------------        ---------------

                                                                    $    38,986,400        $    39,129,450
                                                                    ===============        ===============



The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT APRIL 30, 2004 AND JANUARY 31, 2004
(Amounts Expressed in United States Dollars)                             PAGE 3
-------------------------------------------------------------------------------



                                                                     APRIL 30, 2004           JANUARY 31, 2004
                                                                    ----------------        ------------------

LIABILITIES

CURRENT

      Bank loans                                                      $    12,595,276          $     13,502,219
      Accounts payable and accrued expenses                                 6,486,934                 4,952,072
      Income taxes payable                                                    411,244                   359,605
      Current portion of long-term debt                                     1,187,564                 1,226,865
      Deferred revenue                                                          3,616                     3,616
      Current liabilities held by discontinued operations                     384,691                   402,889
                                                                      ---------------          ----------------

                                                                           21,069,325                20,447,266

LONG-TERM DEBT                                                              4,818,355                 5,154,607

DEFERRED REVENUE                                                            1,654,213                 1,707,408
                                                                      ---------------          ----------------

                                                                           27,541,893                27,309,281
                                                                      ---------------          ----------------

STOCKHOLDERS' EQUITY

CAPITAL STOCK                                                               7,128,154                 7,128,154

TREASURY STOCK                                                                (88,780)                  (88,780)

ACCUMULATED OTHER COMPREHENSIVE GAIN                                        1,075,757                 1,564,072

RETAINED EARNINGS                                                           3,329,376                 3,216,723
                                                                      ---------------          ----------------

                                                                           11,444,507                11,820,169
                                                                      ---------------          ----------------

                                                                      $    38,986,400          $     39,129,450
                                                                      ===============          ================


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTH PERIOD ENDED APRIL 30, 2004 AND 2003
(Amounts Expressed in United States Dollars)                            PAGE 4
------------------------------------------------------------------------------



                                                                              THREE MONTH           THREE MONTH
                                                                            ENDED APRIL 30,       ENDED APRIL 30,
                                                                                 2004                  2003
                                                                           ------------------    ------------------

SALES                                                                     $       10,229,096     $        9,651,852

      Cost of sales                                                                6,958,657              6,149,195
                                                                          ------------------     ------------------

GROSS PROFIT                                                                       3,270,439              3,502,657
                                                                          ------------------     ------------------

OPERATING EXPENSES

      Selling                                                                      1,216,521              1,265,704
      General and administrative                                                     671,704                770,272
      Depreciation and amortization                                                  314,578                313,632
      Interest expense                                                               505,088                 45,725
                                                                          ------------------     ------------------

                                                                                   2,707,891              2,395,333
                                                                          ------------------     ------------------


EARNING BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS                              562,548              1,107,324

      Income taxes                                                                   179,318                345,042
                                                                          ------------------     ------------------

EARNINGS BEFORE DISCONTINUED OPERATIONS                                              383,230                762,282

      Loss from discontinued operations, net of tax                                 (270,577)              (702,512)

                                                                          ------------------     ------------------

NET EARNINGS                                                              $          112,653     $           59,770
                                                                          ==================     ==================



The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF EARNINGS (CONTINUED)
FOR THE THREE MONTH PERIOD ENDED APRIL 30, 2004 AND 2003
(Amounts Expressed in United States Dollars)                          PAGE 5
----------------------------------------------------------------------------



                                                         THREE MONTH           THREE MONTH
                                                       ENDED APRIL 30,       ENDED APRIL 30,
                                                             2004                  2003
                                                       -----------------     -----------------

NET EARNINGS (LOSS) PER COMMON SHARE,
BASIC AND DILUTED

      Continuing operations                               $        0.13      $    0.26
      Discontinued operations                                                    (0.24)
                                                                  (0.09)
                                                          -------------      ---------
                                                          $        0.04      $    0.02
                                                          =============      =========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING

     Basic                                                    2,973,750      2,938,129
     Diluted                                                  2,973,750      2,998,129












The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED APRIL 30, 2004 AND 2003
(Amounts Expressed in United States Dollars)                           PAGE 6
-----------------------------------------------------------------------------



                                                                         THREE MONTH           THREE MONTH
                                                                       ENDED APRIL 30,       ENDED APRIL 30,
                                                                            2004                  2003
                                                                      ------------------    ------------------
OPERATING ACTIVITIES

Net earnings from continuing operations                               $         383,230     $         762,282

Adjustments  to  reconcile  net earnings to net cash used in operating activities:
     Depreciation and amortization                                              314,578               313,632
     Decrease (increase) in accounts receivable                                 840,683              (734,476)
     Increase in inventory                                                     (256,776)           (1,831,546)

     Increase in prepaid expenses and sundry assets                            (395,412)             (180,804)
     Decrease  in deferred income taxes                                          90,956                76,089
     Increase  in accounts payable and accrued expenses                       1,534,862             1,732,740
     Increase (decrease) in income taxes payable                                 51,639               (44,618)
     Increase (decrease) in deferred revenue                                    (53,195)               56,317
                                                                      ------------------    ------------------

Net cash provided by operating activities                                     2,510,565               149,616
                                                                      ------------------    ------------------











The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTH PERIOD ENDED APRIL 30, 2004 AND 2003
(Amounts Expressed in United States Dollars)                         PAGE 7
---------------------------------------------------------------------------



                                                                      THREE MONTH          THREE MONTH
                                                                    ENDED APRIL 30,      ENDED APRIL 30,
                                                                         2004                 2003
                                                                   ------------------   ------------------
INVESTING ACTIVITIES

       Acquisition of property, plant and equipment                         (2,493)          (1,500,121)
                                                                   ---------------      ---------------

Net cash used in investing activities                                       (2,493)          (1,500,121)
                                                                   ---------------      ---------------

FINANCING ACTIVITIES

       Advances to loans receivable                                        (53,637)                (511)
       Advances from (repayments of) bank loans                           (906,943)             537,801
       Net advances from (repayments of) long-term debt                   (243,753)             654,854
       Issuance of shares                                                       --               87,000
       Advances for share purchase plan receivable                              --             (106,404)
                                                                   ---------------      ---------------

Net cash provided by (used in) financing activities                     (1,204,333)           1,172,740
                                                                   ---------------      ---------------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE ON CASH AND CASH
EQUIVALENTS                                                               (569,582)              76,132
                                                                   ---------------      ---------------

EFFECT OF DISCONTINUED OPERATIONS                                          451,162              269,414
                                                                   ---------------      ---------------








The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTH PERIOD ENDED APRIL 30, 2004 AND 2003
(Amounts Expressed in United States Dollars)                            PAGE 8
------------------------------------------------------------------------------



                                                                 THREE MONTH          THREE MONTH
                                                               ENDED APRIL 30,      ENDED APRIL 30,
                                                                    2004                 2003
                                                              ------------------   ------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            1,185,319              167,781

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         2,457,346              816,009
                                                              ----------------     ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $      3,642,665     $        983,790
                                                              ================     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      INTEREST PAID                                           $        288,168     $        340,936
                                                              ================     ================

      INCOME TAXES PAID                                       $         94,016     $        115,833
                                                              ================     ================








The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTH PERIOD ENDED APRIL 30, 2004
(Amounts Expressed in United States Dollars)                         PAGE 9
---------------------------------------------------------------------------



                                                                     CUMULATIVE           OTHER
                                                                      RETAINED        COMPREHENSIVE        TREASURY
                                NUMBER              AMOUNT            EARNINGS            INCOME             STOCK
                             ----------------   ---------------   -----------------  -----------------  ----------------

 Balance January 31, 2001          2,795,000      $ 6,718,510       $ 3,730,950       $   (14,735)      $   (88,780)
                                 ===========      ===========       ===========       ===========       ===========

 Share purchase plan
 receivable                               --      $    34,423       $        --       $        --       $        --
 Foreign currency translation             --               --                --          (577,087)               --
 Net earnings for the year                --               --            47,065                --                --
                                 -----------      -----------       -----------       -----------       -----------

 Balance January 31, 2002          2,795,000      $ 6,752,933       $ 3,778,015       $  (591,822)      $   (88,780)
                                 ===========      ===========       ===========       ===========       ===========

 Share purchase plan
 receivable                               --      $  (119,010)      $        --       $        --       $        --
 Issuance of shares                  124,500          502,300                --                --                --
 Foreign currency translation             --               --                --           463,058                --
 Net earnings for the year                --               --         1,136,212                --                --
                                 -----------      -----------       -----------       -----------       -----------

 Balance January 31, 2003          2,919,500      $ 7,136,223       $ 4,914,227       $  (128,764)      $   (88,780)
                                 ===========      ===========       ===========       ===========       ===========

 Share purchase plan
 receivable                               --      $  (170,819)      $        --       $        --       $        --
 Issuance of shares                   54,250          162,750                --                --                --
 Foreign currency translation             --               --                --         1,692,836                --
 Net loss for the year                    --               --        (1,697,504)               --                --
                                 -----------      -----------       -----------       -----------       -----------

 Balance, January 31, 2004         2,973,750      $ 7,128,154       $ 3,216,723       $ 1,564,072       $   (88,780)
                                 ===========      ===========       ===========       ===========       ===========

 Share purchase plan
 receivable                               --      $        --       $        --       $        --       $        --
 Issuance of shares                       --               --                --                --                --
 Foreign currency translation             --               --                --          (488,315)               --
 Net earnings for the
 period                                   --               --           112,653                --                --
                                 -----------      -----------       -----------       -----------       -----------

 Balance, April 30, 2004           2,973,750      $ 7,128,154       $ 3,329,376       $ 1,075,757       $   (88,780)
                                 ===========      ===========       ===========       ===========       ===========



The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2004 AND JANUARY 31, 2004
(Amounts Expressed in United States Dollars)                          PAGE 10
-----------------------------------------------------------------------------



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

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2004 AND JANUARY 31, 2004
(Amounts Expressed in United States Dollars)                       PAGE 11
--------------------------------------------------------------------------





      2.  SEGMENTED INFORMATION


                                                                   APRIL 30,             JANUARY 31,
                                                                      2004                  2004
                                                               -------------------    ------------------

a) The breakdown of sales by geographic area is as follows:

     Canada                                                     $     5,808,208       $    18,073,085
     United States of America                                         3,967,315            19,799,256
     International                                                      453,573             1,782,581
                                                                ---------------       ---------------

                                                                $    10,229,096       $    39,654,922
                                                                ===============       ===============

b)   The breakdown of identifiable assets by
     geographic area are as follows:

     Canada                                                     $    33,750,042       $    33,334,783
     United States                                                    5,236,358             5,794,667
                                                                ---------------       ---------------

                                                                $    38,986,400       $    39,129,450
                                                                ===============       ===============
