Form 10-Q
period 2004-07-31
DECTRON INTERNATIONALE INC
filed 2004-09-14
CIK 1066042

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended July 31, 2004, or

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 10, 2004, there were 3,155,000 shares of common stock outstanding.

DECTRON INTERNATIONALE INC.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................1

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........5

Item 4.  Controls and Procedures...........................................5


PART II - OTHER INFORMATION


Item 1. Legal Proceedings..................................................6

Item 2. Changes in Securities and Use of Proceeds..........................6

Item 3. Defaults Upon Senior Securities....................................6

Item 4. Submission of Matters to a Vote of Security Holders................6

Item 5. Other Information..................................................6

Item 6. Exhibits and Reports on Form 8-K...................................6


SIGNATURES.................................................................7

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

Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired in a purchase business combination. -. Goodwill and intangible assets with definite lives are tested annually for impairment in accordance with the provisions of SFAS 142.

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

RESULTS OF OPERATIONS

Six month period ended July 31, 2004 compared to six month period ended July 31, 2003.

         Revenues for the six month period ended July 31, 2004 were $ 21,217,255, a 0.25% decrease over prior year revenues of $ 21,271,441. Sales in the Canadian market were adversely affected by the Annual shutdown of work sites during the last 2 weeks of July.

         Gross profit decreased by $ 1,109,521 to $ 6,015,964 over the same period. As a percentage of revenues, gross profit decreased from 33.5% to 28.35%. Gross profit was adversely affected by higher cost in raw material and the use of aggressive pricing strategies in the commercial HVAC markets

         Selling expenses decreased by $ 238,579 in the six month period ended July 31, 2004. As a percentage of revenues, selling and marketing expenses decreased from 12.46 to 11.36%.

         General and administrative expenses decreased by $ 138,708 to $ 1,456,886. As a percentage of revenues, general and administrative decreased from 7.5% to 6.87%.

         Selling and administrative expenses decreased due to an improvement in cost control exerted by Management.

         Amortization expenses increased to $ 618,736 in the six month period ending July 31, 2004 compared to $ 598,558 in 2003 following the acquisition of new machinery and equipment during the last fiscal year. As a percentage of revenues, amortization expenses increased from 2.81% to 2.92%.

         Financing expenses increased from $ 167,910 to $ 601,250 due mainly to the effects of foreign exchange variations. As a percentage of revenues, financing expenses increased from 0.79% to 2.83%.

         Provisions for Income tax as a percentage of taxable income decreased from 31.87% for the six months ended July 31, 2003 to 31.15% for 2004. Tax expenses have decreased by $384,645 due to a decrease in taxable revenue.

         Net earnings before discontinued operations was $ 638,883. As a percentage of sales, net earnings before discontinued operations decrease from 6.77% to 3.01%.

         Losses from discontinued operations net of taxes for the six month period ending July 31, 2004 was $ 949,805 compared to $ 1,359,816 in the corresponding period in 2003.

         Gain on disposal of discontinued operations was $ 550,676 for the six month period ended July 31, 2004 compared to $48,320 in 2003. This increase results from the disposal of Ipac 2000 Inc.

         As a result of the above factors, net earnings in the six month period ending July, 31,2004 was $ 239,754 compared to earnings of $128,494 in the corresponding period in 2003. The increase in earnings is partly due to the sales of discontinued operations of Ipac 2000 Inc.

Three month period ended July 31, 2004 compared to Three month period ended July 31, 2003.

         Revenues for the three month period ended July 31, 2004 were $ 10,988,159, a 5.43% decrease over prior year revenues of $ 11,619,589. Sales in the Canadian market were aversely affected by annual shut down of work sites during the last 2 weeks of July, and aggressive pricing in the commercial HVAC markets

         Gross profit decreased by $ 877,303 to $ 2,745,525 over the same period. As a percentage of revenues, gross profit decreased from 31.18% to 24.99%. Gross profit was adversely affected by higher cost in raw material and the use of aggressive pricing strategies in the commercial HVAC markets

         Selling expenses decreased by $ 189,396 in the three month period ended July 31, 2004. As a percentage of revenues, selling and marketing expenses decreased from 11.91% to 10.87%.

         General and administrative expenses decreased by $ 40,140 to $ 785,182. As a percentage of revenues, general and administrative increased from 7.1% to 7.15%.

         Selling and administrative expenses decreased due to an improvement in cost control exerted by Management in these sectors.

         Amortization expenses increased to $ 304,158 in the three month period ending July 31, 2004 compared to $ 284,926 in 2003 following the acquisition of new machinery and equipment during the last fiscal year. As a percentage of revenues, amortization expenses increased from 2.45% to 2.77%.

         Financing expenses decreased from $ 122,185 to $ 96,162 due mainly to a lower prime rate (3.75% compared to 4.75% during the same period last fiscal year). As a percentage of revenues, financing expenses decreased from 1.05% to 0.88%.

         Provisions for Income tax as a percentage of taxable income decreased from 32.66% for the three months ended July 31, 2003 to 30.03% for 2004. Tax expenses have decreased by $ 218,921 due to a decrease in taxable revenue.

         Net earnings before discontinued operations was $ 255,653. As a percentage of sales, net earnings before discontinued operations decrease from 5.83% to 2.33%.

         Losses from discontinued operations net of taxes for the three month period ending July 31, 2004 was $ 679,228 compared to $ 657,304 in the corresponding period in 2003.

         Gain on disposal of discontinued operations was $ 550,677 in the three month period ended July 31, 2004 compared to $ 48,320 in the corresponding period in 2003. This increase is due to the disposal of Ipac 2000 Inc.

         As a result of the above factors, net earnings in the three month period ending July 31, 2004 was $ 127,102 compared to earnings of $ 68,724 in the corresponding period in 2003. The increase in earnings is due mainly to the disposal of Ipac 2000 Inc.

LIQUIDITY AND CAPITAL RESOURCES

We had a negative net change in cash of $ 646,053 for the six month period ended July 31, 2004. The principal source of cash was from accounts payable in the amount of $ 1,567,993. The principal uses of cash was repayments of bank loans in the amount of $ 2,059,016 repayment of long term debt of $ 1,166,513 and an increase in accounts receivable in the amount of $ 1,425,720.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our significant contractual obligations as of July 31, 2004 are for debt and operating leases. Debt by year of maturity and future rental payments under operating lease agreements are presented below. As of July 31, 2004, we had an outstanding balance on our line of credit of $ 11,943,203 and does not have any purchase obligations. We have not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

----------------------------------- -------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS             PAYMENTS DUE BY PERIOD

----------------------------------- ----------------- ---------------- --------------- ------------- --------------
                                         Total          Less than 1      1-3 years      4-5 years    After 5 years
                                                           year
----------------------------------- ----------------- ---------------- --------------- ------------- --------------
Balance of Sale                              112,824           42,874          69,950          -             -
----------------------------------- ----------------- ---------------- --------------- ------------- --------------
Other long term debt                       5,102,135        1,098,525       2,194,913     1,639,654        169,043
----------------------------------- ----------------- ---------------- --------------- ------------- --------------
Total Long term debt                       5,214,959        1,141,399       2,264,863     1,639,654        169,043
----------------------------------- ----------------- ---------------- --------------- ------------- --------------
Operating lease                            3,378,032          705,650       1,409,880     1,262,502        -
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

Interest Rate Risk
We are exposed to market risk related to fluctuations in interest rates on its debt. Increase in prevailing interest rates could increase our interest payment obligations relating to variable rate debt. For example, a 100 basis point increase in interest rates would increase annual interest expense by $125,000.

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

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon our management's evaluation, our chief executive officer and chief financial officer have concluded that, as of July 31, 2004, the disclosure and internal accounting controls provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported as and when required, including with specific reference that our assets are safeguarded, transactions are executed in accordance with management's authorizations and the financial records are reliable for the purpose of preparing financial statements.

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

                                       DECTRON INTERNATIONALE INC.


September 14, 2004                     By: /s/ Mauro Parissi
                                           ----------------------------------
                                           Mauro Parissi
                                           Chief Financial Officer

                           DECTRON INTERNATIONALE INC.
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004

                           DECTRON INTERNATIONALE INC.
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2004





                                TABLE OF CONTENTS




Interim Consolidated Balance Sheets                                  F-2 - F-3

Interim Consolidated Statements of Earnings                          F-4 - F-5

Interim Consolidated Statements of Cash Flows                        F-6 - F-8

Interim Consolidated Statements of Stockholders' Equity                  F-9

Notes to Interim Consolidated Financial Statements                 F-10 - F-11

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT JULY 31, 2004 AND JANUARY 31, 2004
(Amounts Expressed in United States Dollars)                             PAGE 2
-------------------------------------------------------------------------------



                                                                                   JULY 31, 2004      JANUARY 31, 2004
                                                                                 ----------------     ----------------

 ASSETS

 CURRENT

      Cash                                                                       $      1,811,293     $      2,457,346
      Accounts receivable                                                              12,476,377           11,050,657
      Inventory                                                                         9,515,329            9,208,065
      Prepaid expenses and sundry assets                                                  773,140              685,142
      Loans receivable                                                                     17,706               17,769
      Current assets held by discontinued operations                                      192,071            1,313,625
                                                                                 ----------------     ----------------

                                                                                       24,785,916           24,732,604

 LOANS RECEIVABLE                                                                         594,954              576,816

 BALANCE OF SALES RECEIVABLES                                                             250,000                    -

 PROPERTY, PLANT AND EQUIPMENT                                                          7,341,313            7,904,410

 INTANGIBLES                                                                               91,160               91,310

 GOODWILL                                                                               1,550,817            1,556,319

 DEFERRED INCOME TAXES                                                                    374,784              375,613

 LONG-LIVED ASSETS HELD BY DISCONTINUED OPERATIONS                                      3,505,790            3,892,378
                                                                                 ----------------     ----------------

                                                                                 $     38,494,734     $     39,129,450
                                                                                 ================     ================








The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT JULY 31, 2004 AND JANUARY 31, 2004
(Amounts Expressed in United States Dollars)                              PAGE 3
--------------------------------------------------------------------------------



                                                                                 JULY 31, 2004      JANUARY 31, 2004
                                                                               ------------------   ------------------

   LIABILITIES

 CURRENT

      Bank loans                                                               $    11,443,203      $    13,502,219
      Accounts payable and accrued expenses                                          6,520,065            4,952,072
      Income taxes payable                                                             457,254              359,605
      Current portion of long-term debt                                              1,141,399            1,226,865
      Deferred revenue                                                                   3,616                3,616
      Current liabilities held by discontinued operations                              425,602              402,889
                                                                               ------------------   ------------------

                                                                                    19,991,139           20,447,266

 LONG-TERM DEBT                                                                      4,073,560            5,154,607

 DEFERRED REVENUE                                                                    1,743,193            1,707,408
                                                                               ------------------   ------------------

                                                                                    25,807,892           27,309,281
                                                                               ------------------   ------------------

 STOCKHOLDERS' EQUITY

 CAPITAL STOCK                                                                       7,671,904            7,128,154

 TREASURY STOCK                                                                        (88,780)             (88,780)

 ACCUMULATED OTHER COMPREHENSIVE GAIN                                                1,647,241            1,564,072

 RETAINED EARNINGS                                                                   3,456,477            3,216,723
                                                                               ------------------   ------------------

                                                                                    12,686,842           11,820,169
                                                                               ------------------   ------------------

                                                                               $    38,494,734      $    39,129,450
                                                                               ==================   ==================





The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE SIX MONTH PERIOD ENDED JULY 31, 2004 AND 2003
(Amounts Expressed in United States Dollars)                              PAGE 4
--------------------------------------------------------------------------------


                                                                             SIX MONTH ENDED         SIX MONTH ENDED
                                                                              JULY 31, 2004           JULY 31, 2003
                                                                           --------------------    --------------------

SALES                                                                         $    21,217,255       $    21,271,441

     Cost of sales                                                                 15,201,291            14,145,956
                                                                              ---------------       ---------------

GROSS PROFIT                                                                        6,015,964             7,125,485
                                                                              ---------------       ---------------

OPERATING EXPENSES

     Selling                                                                        2,411,180             2,649,759
     General and administrative                                                     1,456,886             1,595,594
     Depreciation and amortization                                                    618,736               598,558
     Interest expense                                                                 601,250               167,910
                                                                              ---------------       ---------------

                                                                                    5,088,052             5,011,821
                                                                              ---------------       ---------------

EARNING BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS                               927,912             2,113,664

     Income taxes                                                                     289,029               673,674
                                                                              ---------------       ---------------

EARNINGS BEFORE DISCONTINUED OPERATIONS                                               638,883             1,439,990

     Loss from discontinued operations, net of tax                                   (949,805)           (1,359,816)
      Gain on disposal of discontinued operations,  net of
       tax                                                                            550,676                48,320
                                                                              ---------------       ---------------
NET EARNINGS                                                                  $       239,754       $       128,494
                                                                              ===============       ===============

NET EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED
      Continuing operations                                                   $          0.21       $          0.49
      Discontinued operations                                                           (0.31)                (0.46)
      Disposal of discontinued operations                                                0.18                  0.01
                                                                              ---------------       ---------------
                                                                              $          0.08       $          0.04
                                                                              ===============       ===============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

     Basic and Diluted                                                              2,977,734             2,944,561



The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTH PERIOD ENDED JULY 31, 2004 AND 2003
(Amounts Expressed in United States Dollars)                              PAGE 5
-------------------------------------------------------------------------------


                                                                                 THREE MONTH            THREE MONTH
                                                                                    ENDED                  ENDED
                                                                                JULY 31, 2004           JULY 31, 2003
                                                                             --------------------   --------------------

SALES                                                                           $    10,988,159       $    11,619,589

     Cost of sales                                                                    8,242,634             7,996,761
                                                                                ---------------       ---------------
SS PROFIT                                                                             2,745,525             3,622,828
                                                                                ---------------       ---------------

OPERATING EXPENSES

     Selling                                                                          1,194,659             1,384,055
     General and administrative                                                         785,182               825,322
     Depreciation and amortization                                                      304,158               284,926
     Interest expense                                                                    96,162               122,185
                                                                                ---------------       ---------------
                                                                                      2,380,161             2,616,488
                                                                                ---------------       ---------------
EARNING BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS                                 365,364             1,006,340

     Income taxes                                                                       109,711               328,632
                                                                                ---------------       ---------------

EARNINGS BEFORE DISCONTINUED OPERATIONS                                                 255,653               677,708

     Loss from discontinued operations, net of tax                                     (679,228)             (657,304)
      Gain on disposal of discontinued operations, net of tax                           550,677                48,320

                                                                                ===============       ===============
NET EARNINGS                                                                    $       127,102       $        68,724
                                                                                ===============       ===============

NET EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED

      Continuing operations                                                     $          0.08       $          0.23
      Discontinued operations                                                             (0.21)                (0.22)
        Disposal of discontinued operations                                                0.17                  0.01
                                                                                ---------------       ---------------
                                                                                $          0.04       $          0.02
                                                                                ===============       ===============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
     Basic and diluted                                                                3,155,000             2,944,561




The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED JULY 31, 2004 AND 2003
(Amounts Expressed in United States Dollars)                              PAGE 6
--------------------------------------------------------------------------------



                                                                                   SIX MONTH                  SIX MONTH
                                                                                     ENDED                      ENDED
                                                                                  JULY 31, 2004             JULY 31, 2003
                                                                               ----------------------    ---------------------
OPERATING ACTIVITIES

Net earnings from continuing operations                                             $       638,883       $     1,439,990

Adjustments to reconcile net earnings to net cash provided by (used in)
operating activities:
     Depreciation and amortization                                                          618,736               598,558
     Increase in accounts receivable                                                     (1,425,720)           (2,098,966)
     Increase in inventory                                                                 (307,264)           (2,250,482)
     Increase in prepaid expenses and sundry assets                                         (87,998)             (234,331)
     Decrease in deferred income taxes                                                          829                75,573
     Increase in accounts payable and accrued expenses                                    1,567,993             1,664,502
     Increase (decrease) in income taxes payable                                             97,649               (27,640)
     Increase in deferred revenue                                                            35,785               106,463
                                                                                    ---------------       ---------------

Net cash provided by operating activities                                                 1,138,893              (726,333)
                                                                                    ---------------       ---------------



















The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTH PERIOD ENDED JULY 31, 2004 AND 2003
(Amounts Expressed in United States Dollars)                              PAGE 7
--------------------------------------------------------------------------------



                                                                               SIX MONTH ENDED        SIX MONTH ENDED
                                                                                JULY 31, 2004          JULY 31, 2003
                                                                             --------------------    -------------------
  INVESTING ACTIVITIES

     Acquisition of property, plant and equipment                                      (228,687)           (1,088,027)
                                                                                ---------------       ---------------

Net cash used in investing activities                                                  (228,687)           (1,088,027)
                                                                                ---------------       ---------------

FINANCING ACTIVITIES

     Advances to loans receivable                                                       (18,075)               (9,985)
     Advances from (repayments of) bank loans                                        (2,059,016)            3,292,721
     Net advances from (repayments of) long-term debt                                (1,166,513)              103,712
     Issuance of shares                                                                 543,750                96,000
     Advances for share purchase plan receivable                                             --              (106,404)
     Advances from balance of sales                                                    (250,000)              234,908
                                                                                ---------------       ---------------

Net cash provided by (used in) financing activities                                  (2,949,854)            3,610,952
                                                                                ---------------       ---------------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE ON CASH AND CASH
EQUIVALENTS                                                                             261,869               256,126
                                                                                ---------------       ---------------

EFFECT OF DISCONTINUED OPERATIONS                                                     1,131,726            (1,063,759)
                                                                                ---------------       ---------------









The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE SIX MONTH PERIOD ENDED JULY 31, 2004 AND 2003
(Amounts Expressed in United States Dollars)                              PAGE 8
--------------------------------------------------------------------------------



                                                                                 SIX MONTH ENDED       SIX MONTH ENDED
                                                                                  JULY 31, 2004         JULY 31, 2003
                                                                               --------------------   -------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (646,053)             988,959

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            2,457,346              816,009
                                                                                  ---------------      ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $     1,811,293      $     1,804,968
                                                                                  ===============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     INTEREST PAID                                                                $       479,849      $       490,393
                                                                                  ===============      ===============

     INCOME TAXES PAID                                                            $       187,969      $       159,088
                                                                                  ===============      ===============





















The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTH PERIOD ENDED JULY 31, 2004
(Amounts Expressed in United States Dollars)                              PAGE 9
--------------------------------------------------------------------------------



                                                                        CUMULATIVE           OTHER
                                                                         RETAINED        COMPREHENSIVE        TREASURY
                                   NUMBER              AMOUNT            EARNINGS            INCOME             STOCK
                                ----------------   ---------------   -----------------  -----------------  ----------------

Balance January 31, 2001              2,795,000      $   6,718,510     $   3,730,950     $     (14,735)      $     (88,780)
                                  =============      =============     =============     =============       =============

Share purchase plan
receivable                                   --      $      34,423     $          --     $          --       $          --
Foreign currency translation                 --                 --                --          (577,087)                 --
Net earnings for the year                    --                 --            47,065                --                  --
                                  -------------      -------------     -------------     -------------       -------------

Balance January 31, 2002              2,795,000      $   6,752,933     $   3,778,015     $    (591,822)      $     (88,780)
                                  =============      =============     =============     =============       =============

Share purchase plan
receivable                                   --      $    (119,010)    $          --     $          --       $          --
Issuance of shares                      124,500            502,300                --                --                  --
Foreign currency translation                 --                 --                --           463,058                  --
Net earnings for the year                    --                 --         1,136,212                --                  --
                                  -------------      -------------     -------------     -------------       -------------

Balance January 31, 2003              2,919,500      $   7,136,223     $   4,914,227     $    (128,764)      $     (88,780)
                                  =============      =============     =============     =============       =============

Share purchase plan
receivable                                   --      $    (170,819)    $          --     $          --       $          --
Issuance of shares                       54,250            162,750                --                --                  --
Foreign currency translation                 --                 --                --         1,692,836                  --
Net loss for the year                        --                 --        (1,697,504)               --                  --
                                  -------------      -------------     -------------     -------------       -------------

Balance, January 31, 2004             2,973,750      $   7,128,154     $   3,216,723     $   1,564,072       $     (88,780)
                                  =============      =============     =============     =============       =============

Share purchase plan
receivable                                   --      $          --     $          --     $          --       $          --
Issuance of shares                      181,250            543,750                --                --                  --
Foreign currency translation                 --                 --                --            83,169                  --
Net earnings for the period                  --                 --           239,754                --                  --
                                  -------------      -------------     -------------     -------------       -------------

Balance, July 31, 2004                3,155,000      $   7,671,904     $   3,456,477     $   1,647,241       $     (88,780)
                                  =============      =============     =============     =============       =============


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004 AND JANUARY 31, 2004
(Amounts Expressed in United States Dollars)                             PAGE 10
--------------------------------------------------------------------------------



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

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004 AND JANUARY 31, 2004
(Amounts Expressed in United States Dollars)                             PAGE 11
--------------------------------------------------------------------------------





      2.  SEGMENTED INFORMATION


                                                                                      JULY 31,             JANUARY 31,
                                                                                        2004                  2004
                                                                                 -------------------    ------------------

      a)  The breakdown of sales by geographic area is as follows:

          Canada                                                                 $       11,715,037     $       18,073,085
          United States of America                                                        8,572,601             19,799,256
          International                                                                     929,617              1,782,581
                                                                                 ------------------     ------------------

                                                                                 $       21,217,255     $       39,654,922
                                                                                 ==================     ==================

      b) The breakdown of identifiable assets by geographic area are as follows:

          Canada                                                                 $       32,937,842     $       33,334,783
          United States                                                                   5,556,892              5,794,667
                                                                                 ------------------     ------------------

                                                                                 $       38,494,734     $       39,129,450
                                                                                ===================     ==================