Form 10-Q
period 2004-10-31
DECTRON INTERNATIONALE INC
filed 2004-12-14
CIK 1066042

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended October 31, 2004, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from _______to_______


                         Commission File Number 1-14503




                           DECTRON INTERNATIONALE INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

----------------------------------------------------------------------------------------------------

                Quebec, Canada                                              N/A
----------------------------------------------------------------------------------------------------

  (State of Incorporation or other Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------

         4300 Poirier Blvd., Montreal                                    H4R 2C5
----------------------------------------------------------------------------------------------------

    (Address of principal executive offices)                             (Zip Code)
----------------------------------------------------------------------------------------------------


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 8, 2004, there were 3,155,000 shares of common stock outstanding.

DECTRON INTERNATIONALE INC.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements......................................................................................  1

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................  1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................................  4

Item 4.  Controls and Procedures...................................................................................  5


PART II - OTHER INFORMATION


Item 1. Legal Proceedings..........................................................................................  6

Item 2. Changes in Securities and Use of Proceeds..................................................................  6

Item 3. Defaults Upon Senior Securities............................................................................  6

Item 4. Submission of Matters to a Vote of Security Holders........................................................  6

Item 5. Other Information..........................................................................................  6

Item 6. Exhibits and Reports on Form 8-K...........................................................................  6


SIGNATURES.........................................................................................................  7

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

RESULTS OF OPERATIONS

Nine month period ended October 31, 2004 compared to Nine month period ended October 31, 2003.

         Revenues for the nine month period ended October 31, 2004 were $ 32,237,998, a 1.94% increase over prior year revenues of $ 31,623,783. Sales in the Canadian market were adversely affected by the Annual shutdown of work sites during the last 2 weeks of July 2004.

         Gross profit decreased by $ 1,365,388 to $ 8,910,000 over the same period. As a percentage of revenues, gross profit decreased from 32.49% to 27.64%. Gross profit was adversely affected by higher cost in raw material and the use of aggressive pricing strategies in the commercial HVAC markets

         Selling expenses decreased by $ 470,718 in the nine month period ended October 31, 2004. As a percentage of revenues, selling and marketing expenses decreased from 12.84% to 11.14%.

         General and administrative expenses decreased by $ 524,190 to $ 2,213,347. As a percentage of revenues, general and administrative decreased from 8.66% to 6.87%.

         Selling and administrative expenses decreased due to an improvement in cost control exerted by Management.

         Amortization expenses increased to $ 944,653 in the nine month period ending October 31, 2004 compared to $ 934,157 in 2003 following the acquisition of new machinery and equipment during the last fiscal year. As a percentage of revenues, amortization expenses decreased from 2.95% to 2.93%.

         Financing expenses increased from $ 396,214 to $ 1,184,161 due mainly to the effects of foreign exchange variations. As a percentage of revenues, financing expenses increased from 1.25% to 3.67%.

         Provisions for Income tax as a percentage of taxable income decreased from 32.0% for the nine months ended October 31, 2003 to 31.05% for 2004. Tax expenses have decreased by $383,346 due to a decrease in taxable revenue.

         Net earnings before discontinued operations was $ 674,294. As a percentage of sales, net earnings before discontinued operations decrease from 4.62% to 2.09%.

         Losses from discontinued operations net of taxes for the nine month period ending October 31, 2004 was $ 911,019 compared to $ 1,385,019 in the corresponding period in 2003.

         Gain on disposal of discontinued operations was $ 731,512 for the nine month period ended October 31, 2004 compared to $73,515 in 2003. This increase results from the disposal of Ipac 2000 Inc.

         As a result of the above factors, net earnings in the nine month period ending October, 31,2004 was $ 494,787 compared to earnings of $148,367 in the corresponding period in 2003. The increase in earnings is partly due to the sale of discontinued operations of Ipac 2000 Inc.

Three month period ended October 31, 2004 compared to Three month period ended October 31, 2003.

         Revenues for the three month period ended October 31, 2004 were $ 11,020,743, a 6.46% increase over prior year revenues of $ 10,352,342, due mainly to higher sales in the Canadian market.

         Gross profit decreased by $ 255,867 to $ 2,894,036 over the same period. As a percentage of revenues, gross profit decreased from 30.43% to 26.26%. Gross profit was adversely affected by higher cost in raw material and the use of aggressive pricing strategies in the commercial HVAC markets

         Selling expenses decreased by $ 232,139in the three month period ended October 31, 2004. As a percentage of revenues, selling and marketing expenses decreased from 13.63% to 10.70%.

         General and administrative expenses decreased by $ 385,482 to $ 756,461. As a percentage of revenues, general and administrative decreased from 11.03% to 6.86%.

         Selling and administrative expenses decreased due to an improvement in cost control exerted by Management in these sectors.

         Amortization expenses decreased to $ 325,917 in the three month period ending October 31, 2004 compared to $ 335,599 in 2003. As a percentage of revenues, amortization expenses decreased from 3.24% to 2.96%.

         Financing expenses increased from $ 228,304 to $ 582,911 due mainly to the effects of foreign exchange variation. As a percentage of revenues, financing expenses increased from 2.21% to 5.29%.

         Provisions for Income tax as a percentage of taxable income decreased from 40.13% for the three months ended October 31, 2003 to 29.23% for 2004. Tax expenses have increased by $ 1,299 due to an increase in taxable revenue.

         Net earnings before discontinued operations was $35,411comared to $19,881 in 2003 the corresponding period. As a percentage of sales, net earnings before discontinued operations increase from 0.19% to 0.32%.

         Gain from discontinued operations net of taxes for the three month period ending October 31, 2004 was $ 38,786 compared to a loss of $ 25,203 in the corresponding period in 2003.

         Gain on disposal of discontinued operations was $ 180,836 in the three month period ended October 31, 2004 compared to $ 25,195 in the corresponding period in 2003.

         As a result of the above factors, net earnings in the three month period ending October 31, 2004 was $ 255,033 compared to earnings of $ 19,873 in the corresponding period in 2003. The increase in earnings is due mainly to the gain on disposal of assets.

LIQUIDITY AND CAPITAL RESOURCES

We had a negative net change in cash of $ 1,216,012 for the nine month period ended October 31, 2004. The principal sources of cash were from accounts payable in the amount of $ 1,227,892 and depreciation and amortization in the amount of $ 944,653. The principal uses of cash were from an increase in accounts receivable in the amount of $1,639,612 , re-payment of long term debt in the amount of $1,311,636 and re-payments of bank loans in the amount of $943,896

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our significant contractual obligations as of October 31, 2004 are for debt and operating leases. Debt by year of maturity and future rental payments under operating lease agreements are presented below. As of October 31, 2004, we had an outstanding balance on our line of credit of $ 11,943,203 and does not have any purchase obligations. We have not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

-----------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS       PAYMENTS DUE BY PERIOD

-----------------------------------------------------------------------------------------------------------
                                   Total          Less than 1      1-3 years      4-5 years       After 5
                                                     year                                          years
-----------------------------------------------------------------------------------------------------------
Balance of Sale                        123,153          123,153        -                 -           -
-----------------------------------------------------------------------------------------------------------
Other long term debt                 4,946,683        1,023,104       2,264,863     1,639,654       19,062
-----------------------------------------------------------------------------------------------------------
Total Long term debt                 5,069,836        1,146,257       2,264,863     1,639,654       19,062
-----------------------------------------------------------------------------------------------------------
Operating lease                      3,153,391          641,453       1,254,778     1,257,160      -
-----------------------------------------------------------------------------------------------------------


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

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives

Based upon our management's evaluation, our chief executive officer and chief financial officer have concluded that, as of October 31, 2004, the disclosure and internal accounting controls provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported as and when required, including with specific reference that our assets are safeguarded, transactions are executed in accordance with management's authorizations and the financial records are reliable for the purpose of preparing financial statements.

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

                                   DECTRON INTERNATIONALE INC.


December 14, 2004                  By: /s/ Mauro Parissi
                                       ----------------------------------

                                   Mauro Parissi
                                   Chief Financial Officer

                           DECTRON INTERNATIONALE INC.
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004

                           DECTRON INTERNATIONALE INC.
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004





                                TABLE OF CONTENTS




Interim Consolidated Balance Sheets                                       F2 - 3

Interim Consolidated Statements of Earnings                               F4 - 5

Interim Consolidated Statements of Cash Flows                             F6 - 8

Interim Consolidated Statements of Stockholders' Equity                       F9

Notes to Interim Consolidated Financial Statements                     F10  - 11

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT OCTOBER 31, 2004 AND JANUARY 31, 2004
(Amounts Expressed in United States Dollars)                             PAGE 2
-------------------------------------------------------------------------------

                                                                           OCTOBER 31,            JANUARY 31,
                                                                               2004                   2004
                                                                           -----------            -----------
 ASSETS

 CURRENT

      Cash                                                                 $ 1,241,334            $ 2,457,346
      Accounts receivable                                                   12,690,269             11,050,657
      Inventory                                                             10,090,998              9,208,065
      Prepaid expenses and sundry assets                                     1,274,400                685,142
      Loans receivable                                                          19,328                 17,769
      Current assets held by discontinued operations                           166,781              1,313,625
                                                                           -----------            -----------

                                                                            25,483,110             24,732,604

 LOANS RECEIVABLE                                                              834,807                576,816

 BALANCE OF SALES RECEIVABLES                                                  250,000                  -

 PROPERTY, PLANT AND EQUIPMENT                                               7,830,099              7,904,410

 INTANGIBLES                                                                    99,505                 91,310

 GOODWILL                                                                    1,692,784              1,556,319

 DEFERRED INCOME TAXES                                                         396,165                375,613

 LONG-LIVED ASSETS HELD BY DISCONTINUED OPERATIONS                           3,728,395              3,892,378
                                                                           -----------            -----------

                                                                           $40,314,865            $39,129,450
                                                                           ===========            ===========


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT OCTOBER 31, 2004 AND JANUARY 31, 2004
(Amounts Expressed in United States Dollars)                             PAGE 3
-------------------------------------------------------------------------------

                                                                           OCTOBER 31,            JANUARY 31,
                                                                              2004                   2004
                                                                           -----------            -----------

LIABILITIES

 CURRENT

      Bank loans                                                           $12,558,323            $13,502,219
      Accounts payable and accrued expenses                                  6,179,964              4,952,072
      Income taxes payable                                                     356,307                359,605
      Current portion of long-term debt                                      1,146,257              1,226,865
      Deferred revenue                                                           3,616                  3,616
      Current liabilities held by discontinued operations                      221,061                402,889
                                                                           -----------            -----------

                                                                            20,465,528             20,447,266

 LONG-TERM DEBT                                                              3,923,579              5,154,607

 DEFERRED REVENUE                                                            1,938,275              1,707,408
                                                                           -----------            -----------

                                                                            26,327,382             27,309,281
                                                                           -----------            -----------

 STOCKHOLDERS' EQUITY

 CAPITAL STOCK                                                               7,671,904              7,128,154

 TREASURY STOCK                                                                (88,780)               (88,780)

 ACCUMULATED OTHER COMPREHENSIVE GAIN                                        2,692,849              1,564,072

 RETAINED EARNINGS                                                           3,711,510              3,216,723
                                                                           -----------            -----------

                                                                            13,987,483             11,820,169
                                                                           -----------            -----------

                                                                           $40,314,865            $39,129,450
                                                                           ===========            ===========


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE NINE MONTH PERIOD ENDED OCTOBER 31, 2004 AND 2003
(Amounts Expressed in United States Dollars)                             PAGE 4
-------------------------------------------------------------------------------

                                                                           NINE MONTH             NINE MONTH
                                                                              ENDED                  ENDED
                                                                           OCTOBER 31,            OCTOBER 31,
                                                                              2004                   2003
                                                                           -----------            -----------

 SALES                                                                     $32,237,998            $31,623,783

      Cost of sales                                                         23,327,998             21,348,395
                                                                           -----------            -----------

 GROSS PROFIT                                                                8,910,000             10,275,388
                                                                           -----------            -----------

 OPERATING EXPENSES

      Selling                                                                3,589,893              4,060,611
      General and administrative                                             2,213,347              2,737,537
      Depreciation and amortization                                            944,653                934,157
      Interest expense                                                       1,184,161                396,214
                                                                           -----------            -----------

                                                                             7,932,054              8,128,519
                                                                           -----------            -----------

 EARNING BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS                       977,946              2,146,869

      Income taxes                                                             303,652                686,998
                                                                           -----------            -----------

 EARNINGS BEFORE DISCONTINUED OPERATIONS                                       674,294              1,459,871

      Loss from discontinued operations, net of tax                           (911,019)            (1,385,019)
      Gain on disposal of discontinued operations,
      net of tax                                                               731,512                 73,515

                                                                           -----------            -----------
 NET EARNINGS                                                              $   494,787            $   148,367
                                                                           ===========            ===========

 NET EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED
       Continuing operations                                               $      0.22            $      0.50
       Discontinued operations                                                   (0.30)                 (0.47)
       Disposal of discontinued operations                                        0.24                   0.02
                                                                           -----------            -----------
                                                                           $      0.16            $      0.05
                                                                           ===========            ===========
2004 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

      Basic and Diluted                                                      3,037,254              2,919,500


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2004 AND 2003
(Amounts Expressed in United States Dollars)                             PAGE 5
-------------------------------------------------------------------------------

                                                                          THREE MONTH            THREE MONTH
                                                                             ENDED                  ENDED
                                                                        OCTOBER 31, 2004        OCTOBER 31, 2003
                                                                        ----------------        ----------------

 SALES                                                                     $11,020,743            $10,352,342

      Cost of sales                                                          8,126,707              7,202,439
                                                                           -----------            -----------

 GROSS PROFIT                                                                2,894,036              3,149,903
                                                                           -----------            -----------

 OPERATING EXPENSES

      Selling                                                                1,178,713              1,410,852
      General and administrative                                               756,461              1,141,943
      Depreciation and amortization                                            325,917                335,599
      Interest expense                                                         582,911                228,304
                                                                           -----------            -----------

                                                                             2,844,002              3,116,698
                                                                           -----------            -----------

 EARNING BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS                        50,034                 33,205

      Income taxes                                                              14,623                 13,324
                                                                           -----------            -----------

 EARNINGS BEFORE DISCONTINUED OPERATIONS                                        35,411                 19,881

      Gain (Loss) from discontinued operations, net of tax                      38,786                (25,203)
       Gain on disposal of discontinued operations, net of tax                 180,836                 25,195

                                                                           ===========            ===========
 NET EARNINGS                                                              $   255,033            $    19,873
                                                                           ===========            ===========

 NET EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED

       Continuing operations                                               $      0.01            $      0.01
       Discontinued operations                                                    0.01                  (0.01)
       Disposal of discontinued operations                                        0.06                   0.01
                                                                           -----------            -----------
                                                                           $      0.08            $      0.01
                                                                           ===========            ===========
 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
      Basic and diluted                                                      3,037,254              2,919,500


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED OCTOBER 31, 2004 AND 2003
(Amounts Expressed in United States Dollars)                             PAGE 6
-------------------------------------------------------------------------------

                                                                           NINE MONTH             NINE MONTH
                                                                             ENDED                   ENDED
                                                                           OCTOBER 31,            OCTOBER 31,
                                                                              2004                    2003
                                                                           -----------            -----------
OPERATING ACTIVITIES

Net earnings from continuing operations                                    $   674,294            $ 1,459,871

Adjustments to reconcile net earnings to net cash
used in operating activities:
     Depreciation and amortization                                             944,653                934,157
     Increase in accounts receivable                                        (1,639,612)              (467,610)
     Increase in inventory                                                    (882,933)            (2,805,484)
     Increase in prepaid expenses and sundry assets                           (589,258)              (276,337)
     Increase in deferred income taxes                                         (20,552)               (15,606)
     Increase  in accounts payable and accrued expenses                      1,227,892                799,683
     Decrease in income taxes payable                                           (3,298)              (218,019)
     Increase  in deferred revenue                                             230,867                221,103
                                                                           -----------            -----------

Net cash used in operating activities                                          (57,947)              (368,242)
                                                                           -----------            -----------


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTH PERIOD ENDED OCTOBER 31, 2004 AND 2003
(Amounts Expressed in United States Dollars)                             PAGE 7
-------------------------------------------------------------------------------

                                                                            NINE MONTH             NINE MONTH
                                                                              ENDED                   ENDED
                                                                         OCTOBER 31, 2004       OCTOBER 31, 2003
                                                                         ----------------       ----------------
  INVESTING ACTIVITIES

       Acquisition of property, plant and equipment                           (237,985)            (1,088,027)
                                                                           -----------            -----------

  Net cash used in investing activities                                       (237,985)            (1,088,027)
                                                                           -----------            -----------

  FINANCING ACTIVITIES

       Advances to loans receivable                                           (259,550)              (130,726)
       Advances from (repayments of) bank loans                               (943,896)             3,661,250
       Repayments of long-term debt                                         (1,311,636)              (385,656)
       Issuance of shares                                                      543,750                      -
       Advances for share purchase plan receivable                                   -               (123,289)
       Advances from balance of sales                                         (250,000)               233,202
                                                                           -----------            -----------

  Net cash provided by (used in) financing activities                       (2,221,332)             3,254,781
                                                                           -----------            -----------

  EFFECT OF FOREIGN CURRENCY EXCHANGE RATE ON CASH AND CASH
  EQUIVALENTS                                                                  351,760                 (3,393)
                                                                           -----------            -----------

  EFFECT OF DISCONTINUED OPERATIONS                                            949,492               (639,526)
                                                                           -----------            -----------


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTH PERIOD ENDED OCTOBER 31, 2004 AND 2003
(Amounts Expressed in United States Dollars)                             PAGE 8
-------------------------------------------------------------------------------

                                                                            NINE MONTH             NINE MONTH
                                                                              ENDED                   ENDED
                                                                         OCTOBER 31, 2004       OCTOBER 31, 2003
                                                                         ----------------       ----------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (1,216,012)             1,155,593

 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                2,457,346                816,009
                                                                           -----------            -----------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 1,241,334            $ 1,971,602
                                                                           ===========            ===========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      INTEREST PAID                                                        $   700,515            $   766,690
                                                                           ===========            ===========

      INCOME TAXES PAID                                                    $   443,940            $   216,502
                                                                           ===========            ===========


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTH PERIOD ENDED OCTOBER 31, 2004
(Amounts Expressed in United States Dollars)                             PAGE 9
-------------------------------------------------------------------------------

                                                                        CUMULATIVE           OTHER
                                                                         RETAINED        COMPREHENSIVE        TREASURY
                                   NUMBER              AMOUNT            EARNINGS            INCOME             STOCK
                                ----------------   ---------------   -----------------  -----------------  ----------------

 Balance January 31, 2001            2,795,000     $   6,718,510     $    3,730,950     $      (14,735)    $     (88,780)
                                ================   ===============   =================  =================  ================

 Share purchase plan
   receivable                            -         $      34,423     $         -        $         -        $        -
 Foreign currency translation            -                  -                  -              (577,087)             -
 Net earnings for the year               -                  -                47,065               -                 -
                                ----------------   ---------------   -----------------  -----------------  ----------------

 Balance January 31, 2002            2,795,000     $   6,752,933     $    3,778,015     $     (591,822)    $     (88,780)
                                ================   ===============   =================  =================  ================

 Share purchase plan
   receivable                             -        $    (119,010)    $         -        $         -        $        -
 Issuance of shares                    124,500           502,300               -                  -                 -
 Foreign currency translation             -                 -                  -               463,058              -
 Net earnings for the year                -                 -             1,136,212               -                 -
                                ----------------   ---------------   -----------------  -----------------  ----------------

 Balance January 31, 2003            2,919,500     $   7,136,223     $    4,914,227     $     (128,764)    $     (88,780)
                                ================   ===============   =================  =================  ================

 Share purchase plan
   receivable                             -        $    (170,819)    $         -        $         -        $       -
 Issuance of shares                     54,250           162,750               -                  -                -
 Foreign currency translation             -                 -                  -             1,692,836             -
 Net loss for the year                    -                 -           (1,697,504)               -                -
                                ----------------   ---------------   -----------------  -----------------  ----------------

 Balance, January 31, 2004           2,973,750     $   7,128,154     $    3,216,723     $    1,564,072     $     (88,780)
                                ================   ===============   =================  =================  ================

 Share purchase plan
   receivable                             -        $        -        $         -        $         -        $        -
 Issuance of shares                    181,250           543,750               -                  -                 -
 Foreign currency translation             -                 -                  -             1,128,777              -
 Net earnings for the period                                                494,787
                                          -                 -                                     -                 -
                                ----------------   ---------------   -----------------  -----------------  ----------------

 Balance, October 31, 2004           3,155,000     $   7,671,904     $    3,711,510     $    2,692,849     $     (88,780)
                                ================   ===============   =================  =================  ================


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2004 AND JANUARY 31, 2004
(Amounts Expressed in United States Dollars)                             PAGE 10
--------------------------------------------------------------------------------



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

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
 OCTOBER 31, 2004 AND JANUARY 31,2004
(Amounts Expressed in United States Dollars)                            PAGE 11
-------------------------------------------------------------------------------

2.  SEGMENTED INFORMATION


                                                                                 OCTOBER 31,          JANUARY 31,
                                                                                   2004                  2004
                                                                                ------------          -----------

   a)  The breakdown of sales by geographic area is as follows:

       Canada                                                                   $17,948,533           $18,073,085
       United States of America                                                  13,371,611            19,799,256
       International                                                                917,854             1,782,581
                                                                                -----------           -----------

                                                                                $32,237,998           $39,654,922
                                                                                ===========           ===========

   b) The breakdown of identifiable assets by geographic area are as follows:

       Canada                                                                   $36,138,365           $33,334,783
       United States                                                              4,176,500             5,794,667
                                                                                -----------           -----------

                                                                                $40,314,865           $39,129,450
                                                                                ===========           ===========