Form 10-K
period 2005-01-31
DECTRON INTERNATIONALE INC
filed 2005-05-02
CIK 1066042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the year ended January 31, 2005

                        Commission File Number 001-14503

                           DECTRON INTERNATIONALE INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)



----------------------------------------------------- --------------------------------------------------------
                Quebec, Canada                                                  N/A
                --------------
----------------------------------------------------- --------------------------------------------------------
State of Incorporation or other Jurisdiction of                (I.R.S. Employer Identification No.)
        Incorporation or Organization)
----------------------------------------------------- --------------------------------------------------------


----------------------------------------------------- --------------------------------------------------------
4300 Poirier Blvd., Montreal, Quebec, Canada                                  H4R 2C5
---------------------------------------------                                 -------
----------------------------------------------------- --------------------------------------------------------
   (Address of principal executive offices)                                 (Zip Code)
----------------------------------------------------- --------------------------------------------------------


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
Yes  X       No
    ---         ---

         The issuer's revenues for the most recent fiscal year were $40,910,601

         The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price on July 31, 2004 of $3.50 was approximately $4,279,278.

As of April 29, 2005, there were 3,155,000 shares of Common Stock, no par value per share, outstanding.

Documents incorporated by reference: None.

DECTRON INTERNATIONALE, INC.
2005 ANNUAL REPORT ON FORM 10-K


TABLE OF CONTENTS


                                                                                                               Page

 PART I                                                                                                           1
       Item 1.  Business                                                                                          1
       Item 2.  Properties                                                                                        7
       Item 3.  Legal Proceedings                                                                                 7
       Item 4.  Submission of Matters to a Vote of Security Holders                                               8

 PART II

       Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
                of Equity Securities                                                                              8
       Item 6.  Selected Financial Data                                                                          10
       Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations            11
       Item 7A. Quantitative And Qualitative Disclosures About Market Risk                                       17
       Item 8.  Financial Statements And Supplementary Data                                                      18
       Item 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure             18
       Item 9A. Controls And Procedures                                                                          18
       Item 9B. Other Information                                                                                19

 PART III
       Item 10.  Directors and Executive Officers of the Registrant                                              20
       Item 11.  Executive Compensation                                                                          23
       Item 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder
                 Matters                                                                                         27
       Item 13.  Certain Relationships And Related Transactions                                                  28
       Item 14.  Principal Accounting Fees and Services                                                          30

 PART IV
       Item 15.  Exhibits, Financial Statement Schedules                                                         30


 Signatures


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


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

FOREIGN EXCHANGE RATE DATA
Dectron Internationale, Inc. maintains its book of accounts in Canadian dollars. The information provided in this Form 10-K is in the currency of the United States (US Dollars), on the basis of generally accepted accounting principles applying in the United States. Dectron Internationale, Inc.'s audit by external parties has been conducted in accordance with United States generally accepted auditing standards. Unless otherwise indicated, all references to dollar amounts in this Form 10-K are in US dollars.

The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of United States dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per US$1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. On April 28, 2005, the exchange rate was Cdn$0.80 per US$ 1.00.

         YEAR ENDED DECEMBER 31                2000        2001           2002         2003          2004
         ----------------------                ----        ----           ----         ----          ----
         Rate at end of period               $ 0.67      $ 0.63         $ 0.66       $ 0.77        $ 0.83
         Average rate during period          $ 0.67      $ 0.64         $ 0.64       $ 0.71        $ 0.77
         High                                $ 0.70      $ 0.67         $ 0.66       $ 0.78        $ 0.85
         Low                                 $ 0.64      $ 0.62         $ 0.62       $ 0.63        $ 0.72



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

RefPlus Inc.
RefPlus was incorporated in 1993 to manufacture high quality modular commercial and industrial refrigeration and air conditioning equipment for commercial and special applications. Its products include refrigeration systems, condensers, coils, walk-in storage coolers and freezers. RefPlus' primary customers are supermarkets, food processors and large-scale food retail outlets. RefPlus also supplies customized solution for niche applications such as in fruit storage facilities, industrial baking and blast chillers for meat processing plants.

RefPlus markets its products through a network of agents in the US and a network of independent wholesalers in Canada. We believe that our RefPlus product lines offer an excellent opportunity for future expansion as RefPlus continues to gain market share in the Canadian and US markets.[

Thermoplus Air Inc.
Established in 1987, as KeepKool Transfer de Chaleur Inc. ("KeepKool"). Thermoplus markets a variety of HVAC product lines through a network of Canadian wholesalers.

Thermoplus' present product lines include dehumidification equipment, water source air conditioners and heat pumps, portable or mobile air conditioning equipment, industrial air handlers, air to fluid heat exchangers and IAQ filtration products. These product lines are also sold through a network of agents in the US.

Circul-Aire Inc.
In 1998, we acquired the Circul-Aire Group, consisting of Cascade Technologies Inc. 9048-3140 Quebec, Inc. and its subsidiaries, and P.M. Wright Ltd. (collectively referred to as "Circul-Aire"). Circul-Aire is considered one of the pioneers of the air treatment industry and is a worldwide recognized leader in the advanced technologies of gas-phase filtration and energy recovery. Circul-Aire's reputation has been built on years of research and development and growing numbers of satisfied customers. Circul-Aire has a laboratory and team of experienced engineers that offer a systematic integrated approach in solving difficult environmental control problems. Unique systems are designed and manufactured in our facilities to suit specific applications.

Circul-Aire's Multi-Mix (TM) media and integrated systems are used to reduce the odor and corrosion frequently associated with commercial, institutional, sewage treatment and industrial environments. Combined with air-to-air heat exchanger options, Circul-Aire's systems recuperate valuable energy from various air streams. All Circul-Aire systems are engineered and manufactured to withstand the most severe industrial environments, including those containing corrosive gases.

Liberty Drive Property Inc. (formerly IPAC 2000)
IPAC 2000 was acquired in September 1999. IPAC 2000 specializes in the design and manufacturing of compressed air products, industrial heat transfer products and sheet metal fabrication. In March of 2004, IPAC 2000 signed a memorandum of understanding regarding the industrial products and sheet metal divisions. On April 22, 2004, IPAC 2000 signed a definitive agreement pursuant to which the industrial products and sheet metal divisions were sold and consequently changed its name to Liberty Drive Property, Inc. ("Liberty Drive Property"). In February 2005, Liberty Drive Property signed a real estate contract regarding the building and land. The definitive agreement is presently being finalized.

International Water Makers Inc.
In July 2002, we acquired intellectual property and other assets of International Water Makers Inc. ("IWM"), including a patented process to extract significant amounts of moisture from the air. We believe that this technology surpasses any other water-generation technology currently on the market, given that it provides filtered, de-mineralized water to a variety of applications while requiring minimal energy.

Tranzmetal Inc.
In 2003, we acquired Tranzmetal, a manufacturer of Precision Sheet Metal products. Tranzmetal's operations are currently being consolidated into Circul-Aire.

OTHER MATTERS RELATING TO OUR BUSINESS AS A WHOLE

Employees
As of April 29, 2005, we employed a total of approximately 400 full-time employees. Our subsidiary Thermoplus has an in-house union that represents 19 employees. Certain terms of their employment are part of a collective bargaining agreement that expires in December 2005. Management considers its relations with its employees to be satisfactory.

Patents and Trademarks
We have seven United States and two Canadian patents. The patents expire between 2007 and 2015. Three of the patents relate to swimming pool dehumidifiers, three to the collection and dispensing of water from air and one relating to the method and apparatus for controlling heat rejection in a refrigeration system.

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


ITEM 2.  PROPERTIES

SQUARE FOOT BY SUBSIDIARY

                 DECTRON    REFPLUS   CIRCUL-AIRE    THERMOPLUS      TRANZMETAL       IWM                    TOTALS
                 -------    -------   -----------    ----------      ----------       ---                    ------
CANADA
Owned                       68,000                        50,000                                             118,000
Leased            65,000    43,000        98,000                         25,000                              231,000
USA
Owned                                                                                                            Nil
Leased             1,000                                                                650
                                                                                                               1,650
TOTALS            66,000   111,000        98,000          50,000         25,000         650                  350,650


We maintain executive offices and manufacturing facilities at leased and owned premises. All of our manufacturing facilities are located in or near Montreal, Quebec. The manufacturing facilities, which we own, are located in St. Jerome, Quebec, and Boucherville, Quebec. The facilities are in good condition and do not require any significant capital expenditure. We maintain property insurance on the two owned manufacturing facilities in an amount that we believe to be sufficient. Of the five leased facilities, two of the leases expire on January 31, 2011, one June 30, 2010, one October 31, 2016, and one December 31, 2006.


ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending or threatened against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of the security holders during the period covered by this report.


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

                                                                 COMMON STOCK
                                                                 ------------

                                                       HIGH                          LOW
      Fiscal year ended January 31, 2005:
                                                       $4.93                        $3.02
      First quarter (2/1/04 - 4/30/04)                 $4.93                        $3.02
      Second quarter (5/1/04 - 7/31/04)                $4.75                        $3.44
      Third quarter ( 8/1/04 - 10/31/04)               $4.16                        $3.30
      Fourth quarter ( 11/1/04 - 1/31/05)              $4.58                        $3.60

      Fiscal year ended January 31, 2004:
                                                       $7.50                        $2.92
      First quarter (2/1/03 - 4/30/03)                 $4.45                        $3.41
      Second quarter (5/1/03 - 7/31/03                 $4.32                        $2.92
      Third quarter ( 8/1/03 - 10/31/03)               $5.25                        $2.92
      Fourth quarter ( 11/1/03 - 1/31/04)              $7.50                        $3.83

As of April 28, 2005 there were 54 shareholders of record of the 3,155,000 shares of our common stock issued and outstanding.

On April 28, 2005, the last sale price of our common stock as reported by Nasdaq was $3.81

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

The following discussions on Canadian federal income tax consequences of ownership of our shares of common stock does not purport to be a complete description of all potential tax consequences. This discussion does not address:
(i) any potential tax effects to non-U.S. Holders (as defined below); (ii) all potential tax effects that may be relevant to U.S. Holders subject to special Canadian tax treatment, or (iii) the effect of potentially applicable state, provincial, local or foreign (other than Canadian) tax laws.

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

Dividends
Dividends paid or credited or deemed to be paid or credited to a non-resident will be subject to Canadian non-resident withholding tax at the rate of 25% of the gross amount of such dividends under the Tax Act. This rate may be reduced under an applicable income tax treaty between Canada and such non-resident holder's country of residence. In the case of a non-resident holder which is the beneficial owner of such dividends and a resident of the United States for the purposes of the Convention, the rate of non-resident withholding tax in respect of dividends will generally be reduced to a rate of 15% of the gross amount of such dividends

Dispositions
A non-resident holder will not be subject to tax under the Tax Act in respect of capital gains realized on the disposition or deemed disposition of our shares of common stock unless such securities are "taxable Canadian property" (within the meaning of the Tax Act) to the holder at the time of the disposition. Our shares of common stock will generally not constitute taxable Canadian property to a non-resident holder provided they are listed on a prescribed stock exchange (which currently includes the Nasdaq) on the date of disposition and, at any time during the five-year period immediately preceding the disposition or deemed disposition of our shares of common stock, the non-resident holder, persons with whom such holder did not deal at arm's length or the non-resident holder and such persons has not owned or had an interest in or an option to acquire 25 per cent or more of the issued shares of any class or series of the capital stock of our company.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY PLANS

                                        Number of securities to    Weighted-average      Number of securities
                                        be issued upon exercise    exercise price of     remaining available for
                                        of outstanding options,    outstanding           future issuance under
                                          warrants and rights      options, warrants     equity compensation plans
                                                                   and rights
Equity compensation plans approved
by security holders
2001 Stock Option Plan                 500,000                     $4.20                 500,000
Equity compensation plans not
approved by security holders
Total                                  500,000                     $4.20                 500,000

RECENT SALES OF UNREGISTERED SECURITIES

During the past three years, we have sold unregistered securities as described below. There were no underwriters involved in the transactions and there were no underwriting discounts or commissions paid in connection therewith, except as disclosed below. The issuance of these securities was considered to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder. The purchasers of the securities in such transactions represented their intention to acquire the securities for investment purposes only and not with a view to or for sales in connection with any distribution thereof and appropriate legends were affixed to the certificates for the securities issued in such transactions. The purchasers of the securities in the transactions below were each sophisticated investor who were provided information about us and were able to bear the risk of loss of their entire investment.

On July 15, 2002 we completed the acquisition of 100% of the assets of International Water Makers Inc., a Florida corporation, in consideration of (i) 50,000 shares of our common stock and (ii) 60,000 warrants to purchase an aggregate of 60,000 shares of our commons stock at a price of $3.6125 per share exercisable for a period of 1 year. The warrants expired without having been exercised.


ISSUER REPURCHASES OF EQUITY SECURITIES

None.


ITEM 6. SELECTED FINANCIAL DATA.

                                        YEAR ENDED JANUARY 31,

                                             2005            2004            2003            2002           2001
Consolidated Statement of
Operations Data:

Net revenues                            40,910,601      39,654,922      34,424,891      29,115,406     33,958,558
Costs of revenues                       29,260,966      25,283,942      22,032,358      16,967,803     21,937,386
Gross profit                            11,649,635      14,370,980      12,392,533      12,147,603     12,021,172
Selling, general and                    11,513,884      12,292,858       9,712,876       9,830,636     11,309,530
administrative, and amortization
Income from operations                     135,751       2,078,122       2,679,657       2,316,967        711,642
(Benefit from)  provision for income
taxes                                      584,839         235,104         577,410         351,389         82,503
(Loss) income before extraordinary
gain and discontinued operations          (449,088)      1,843,018       2,102,247       1,965,578        629,139
Net (loss) income from  discontinued
operations, net of tax                  (1,429,012)     (3,630,854)     (1,556,721)     (1,918,513)       228,287
Gain  on  disposal  of  discontinued
operations, net of tax                     889,694          90,332         590,686               -              -
Net  (loss)   income   available  to
common stockholders                       (988,406)     (1,697,504)      1,136,212          47,065        857,426
Basic (loss) income per share                (0.32)          (0.57)           0.40            0.02           0.31
(Loss)  income  per  share  assuming
dilution                                     (0.32)          (0.57)           0.40            0.02           0.31
Weighted average shares outstanding      3,066,851       2,973,750       2,816,181       2,795,000      2,795,000
Weighted average shares outstanding
assuming dilution                        3,066,851       2,973,750       2,848,729       2,795,000      2,795,000
Pro forma basic (loss) earnings per
share assuming the accounting                (0.32)          (0.57)           0.40            0.02           0.31
change is applied retroactively
Pro forma (loss) earnings per share
assuming the accounting change is
applied retroactively, assuming
dilution                                     (0.32)          (0.57)           0.40            0.09           0.38

                                        2005            2004            2003            2002           2001
Consolidated Balance Sheet Data:

Working capital                          4,417,339       4,285,338       5,073,305       3,985,574      4,849,309
Total assets                            35,687,918      39,129,450      34,330,195      30,560,638     35,159,985
Long-term debt                           2,370,913       5,154,607       5,322,309       5,170,364      6,722,601
Total liabilities                       24,370,551      27,309,281      22,497,289      20,710,292     24,814,040
Stockholders' equity                    11,317,367      11,820,169      11,832,906       9,850,346     10,345,945

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

BUSINESS ENVIRONMENT
As an international business, our operations are affected by various industrial, economic and political factors. The appreciation of the Canadian Dollar and increase in the cost of various raw materials impacted economic conditions in the indoor pool dehumidification and commercial heating, ventilating and air conditioning industries, thus affecting our operations in 2005. However, the diversity of our product sales, services and markets served to limit the negative aggregate impact on our consolidated operating results. Our management anticipates that strength in commercial and residential construction markets and a recovery in commercial HVAC markets will contribute positively to our results in 2006.

As part of our management's globalization strategy, our company is investing in the commercial development of our products in various areas in the world, including China, Europe and the Middle East.

RESULTS OF OPERATIONS

FISCAL 2005

Consolidated Revenues increased 3.2% in fiscal year ended January 31, 2005 ("Fiscal 2005") compared to 15.2% in Fiscal 2004. Revenues increased from $39,654,922 to $40,910,601. Sales growth in 2005 reflects revenue contributed primarily from a stronger presence in the Canadian market for commercial HVAC products and related services. This increase was partially offset by unfavorable foreign currency translations arising from the appreciation of the Canadian versus the US Dollar.

Gross profit decreased to 28.5% in 2005 compared to 36.2% in 2004, decreasing from $14,370,980 to $11,649,635. Gross margin was adversely affected by higher cost in raw material and the use of aggressive pricing strategies in the commercial HVAC markets.

Operating Expenses decreased by 2.8-percentage points in relation to sales for fiscal 2005 primarily due to pre-tax restructuring charges in the amount of $551,607 compared to $911,407 in fiscal 2004, restructuring charges arising from the consolidation of manufacturing facilities.

Selling expenses decreased by $229,632 from $5,518,195 in 2004 to $5,288,563 in 2005. The decrease is primarily due to cost cutting efforts from management.

General and Administrative Expenses increased by $144,867 from $3,224,179 in 2004 to $3,369,046 in 2005. Overall, this represents an increase of 0.1 percentage point in 2005 in relations to sales from the previous period.

Net restructuring and other non-recurring items decreased from $911,407 in fiscal 2004 to $551,607 in 2005 due to restructuring expenses incurred in Tranzmetal. This is a decrease from 2.3% to 1.3%.

Amortization expenses decreased by $98,066 from $1,366,592 in 2004 to $1,268,526 in 2005, a decrease of 0.35 percentage points as compared to sales. The decrease in depreciation expense in 2005 is due primarily to a low rate of acquisition of capital assets during fiscal 2005.

Financing expenses decreased by $236,343 from $1,272,485 in 2004 to $1,036,142 in 2005, a decrease of 0.7 percentage points as compared to sales. The decrease in interest expense in 2005 is due primarily to re-payment of long-term debt.

Net Earnings before discontinued operations decreased from $1,843,018 in 2004 to a loss of $449,088 in 2005 after tax expenses of $584,839.

Losses from discontinued operations net of taxes in fiscal 2005 was $1,429,012 compared to $3,630,854 in fiscal 2004.

Net loss in fiscal 2005 was $988,406 compared to a loss of $1,697,504 in fiscal 2004. The decrease in Net Loss in 2005 represents primarily the effect of restructuring charges and discontinuing of Operations of Liberty Drive Property, Inc. described in the "Acquisitions, Divestitures and Restructuring Costs" below.

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

Gross profit increased nominally by 0.24 percentage points resulting in 36.24% in 2004 compared to 36.0% in 2003, increasing from $12,392,533 to $14,370,980.
Gross margin was adversely affected by higher cost in raw material and the use of aggressive pricing strategies in the commercial HVAC-markets.

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

ACQUISITIONS, DIVESTITURES AND RESTRUCTURING COSTS

We recorded net restructuring and unusual charges of $551,607 in 2005 and $911,407 in 2004. The 2005 charges are primarily the result of ongoing cost reduction efforts, including the consolidation of the manufacturing facilities of Tranzmetal, a manufacturer of Precision Sheet Metal equipment acquired in February 2003. Those operations are in the process of being consolidated with the manufacturing facility of Circul-Aire.

We also recorded net losses of $1,429,012 in 2005 and $3,630,854 in 2004 resulting from the discontinued operations of Liberty Drive Property, Inc. During this year, we continued our plan to divest the assets of the industrial products and sheet metal divisions of Liberty Drive Property. Additional assets relating to the HVAC division are in the process of being consolidated with the manufacturing facility of Circul-Aire.

On November 29, 2002, we completed the sale of the Electric Heat Products Division for a total cash consideration of $961,640 plus a balance of sale of $440,979. Consequently, one of the subsidiary's name changed from P.M. Wright Ltd. to Circul-Aire Inc. The sale resulted in a net gain of $190,262 (2004:
$90332, 2003: $590,681) net of tax of $69,001 (2004: $20,770, 2003: $198,668).
As at January 31, 2005, the remaining balance of sale amounted to $221,562. This balance of sale bears interest at the bank's prime rate plus 1%, repayable in 11 monthly installments of $20,142. Due to transaction risks, a reserve for the full balance of sale has been charged.

On May 29, 2004, we sold some selected assets related to the industrial products and sheet metal divisions of our subsidiary IPAC 2000 Inc, for $1,200,996. In connection with the sale, the subsidiary has changed its name to Liberty Driver Property Inc. In exchange for the assets sold, we received $950,996 in cash and $250,000 as a note receivable due in quarterly installments of interest only at 8% per annum through June 1, 2005. Commencing September 1, 2005 the note is due in quarterly installments of $25,000 plus interest at 8% per annum. Commencing September 1, 2006 the note is due in quarterly installments of $37,500 plus interest at 8% per annum, due June 2007.

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


OPERATING ACTIVITIES

In Fiscal 2005, we generated positive cash flows from operating activities of $2,146,473. The principal sources of cash were accounts receivable in the amount of 1,370,407, depreciation and amortization in the amount of $1,268,526 and accounts payable in the amount of $1,232,098. The principal use of cash was inventories in the amounts of $836,129.

In Fiscal 2004, we generated positive cash flows from operating activities of $584,257. The principal sources of cash were depreciation and amortization in the amount of $ 1,366,592 and accounts payable in the amount of $825,796. The principal uses of cash were accounts receivable and inventories in the amounts of $1,521,309 and $1,469,116 respectively.

In Fiscal 2003, we generated positive cash flows from operating activities of $2,158,091. The principal sources of cash were depreciation and amortization, income taxes payables and accounts payables in the amount of $991,229, $684,578 and $453,816 respectively. The principal uses of cash were accounts receivable and inventories in the amounts of $1,859,562 and $287,840 respectively.

INVESTING ACTIVITIES

In Fiscal 2005, we reported negative cash flows from investing activities of $369,049 attributed to the acquisition of capital assets.

In Fiscal 2004, we reported negative cash flows from investing activities of $1,307,302 attributed to the acquisition of capital assets.

 In Fiscal 2003, we reported negative cash flows from investing activities of $733,963 attributed mainly the acquisition of capital assets in the amount of $667,736 and intangibles in the amount of $66,227.

FINANCING ACTIVITIES

In Fiscal 2005, we reported negative cash flows from financing activities of $4,726,960. The principal source of cash was issuance of shares in the amount of $543,750 pursuant the exercise of some options. The principal uses of cash were repayments of long-term debt in the amount of $1,927,663 and re-payments of bank loans in the amount of $1.859,238.

In Fiscal 2004, we reported positive cash flows from financing activities of $3,216,454. The principal source of cash was advances from bank loans of $4,314,685. The principal use of cash was repayments of long-term debt in the amount of $989,718.

In Fiscal 2003, we reported positive cash flows from financing activities of $3,033,979. The principal sources of cash were advances from bank loans and long-term debt in the amounts of $1,816,336 and $1,003,685 respectively. The principal use of cash was repayments of loans payable and share purchase plan receivable.

Credit Agreement

In Fiscal 2005, our secured credit arrangement with National Bank of Canada remained in place as follows. This facility included an aggregated credit line of Cdn $ 16,500,000 of which Cdn $8,250,000 can be financed through a bankers' acceptance. The amount available to our company is equal to 75% of "eligible accounts receivable" as defined in the Line of Credit Agreement, plus 50% of the inventory values, net of work in process, up to a maximum advance against inventory of approximately Cdn $ 7,500,000. Dectron's borrowings under the line of credit bear interest at Canadian prime plus 0.25%, which at January 31, 2005 amounted to 4.25%. Interest on any borrowings is payable monthly. We are in full compliance with all of the banking covenants (including financial covenants and ratios) and we are required to report to our bankers on a monthly basis. We finance our operations mainly through the use of bankers' acceptances bearing an average lending rate of prime. All borrowings are collateralized by our assets.

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

We have contractual obligations arising from sales of certain businesses and assets, as well as debt and operating leases. As of January 31, 2005, we had an outstanding balance on our line of credit of $ 11,642,981 and do not have any purchase obligations. We have not engaged in off-balance sheet financing or commodity contract trading.

CONTRACTUAL COMMITMENTS AND OTHER OBLIGATIONS

CONTRACTUAL OBLIGATIONS                     PAYMENTS DUE BY PERIOD
                                TOTAL          0-1 YEARS        1-3 YEARS          4-5 YEARS        5+ YEARS
                                -----          ---------        ---------          ---------        --------
Balance of Sale                  120,851         120,851               -                  -               -
Other Long Term Debt           4,598,932       2,228,019        1,659,016           439,185         272,712
Total Long term debt           4,719,783       2,348,870        1,659,016           439,185         272,712
Operating lease                4,035,719         909,060        1,558,648         1,568,011               -

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

Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired in a purchase business combination. For the years 2002, goodwill was amortized using the straight-line method, over a period of 10 years.

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


RECENT ACCOUNTING PRONOUNCEMENTS

              On December 16, 2004, the FASB issued SFAS 123 (R), "Share-Based Payment," which is a revision of SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognised in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted no later than August 1, 2005. Early adoption is permitted. The Company expects to adopt SFAS 123(R) on August 1, 2005, utilising the modified retrospective method. The modified retrospective method requires compensation costs to be recognised beginning with the effective date based on the requirements of SFAS 123(R) for all (a) share-based payments granted after the effective date and (b) awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. Amounts for prior years will be restated based on the amounts previously recognised under SFAS 123 for purposes of pro forma disclosures. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25's intrinsic value method and, as such, generally recognises no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, when adopted, the impact of SFAS 123(R) on prior periods will approximate the impact of SFAS 123 as described in the disclosure of pro forma net earnings and earnings per share in the Summary of Significant Accounting Policies note 1.

         In November 2004, the FASB issued SFAS 151, "Inventory Costs - an amendment of ARB No.43, Chapter 4," which requires companies to expense abnormal freight, handling costs, or spoilage in the period incurred and to allocate fixed overhead based on normal capacity, with adjustment if production is abnormally high. This standard becomes effective for the Company on August 1, 2005, with early adoption permitted. The Company currently accounts for abnormal freight, handling costs, and spoilage consistent with the standard. The Company plans to adopt the provisions early, on a prospective basis, as they relate to capitalization of fixed overhead expenses in the first quarter of 2006. The Company is currently evaluating the effects of implementing this standard. Based on a preliminary analysis, the Company does not expect that there will be a material effect on 2006 total Company results. There may be an impact on the results of certain quarters at the segment or total Company level.

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


ITEM 8.  FINANCIAL STATEMENTS

The financial statements are included at the end of this Annual Report on Form 10-K at the pages indicated below.

Financial Statements:                                                                        Page Number
---------------------                                                                        -----------
Report of Independent Registered Public Accounting Firm                                            F - 1
Consolidated Balance Sheets for the years ended January 31, 2005 and                      F - 2 to F - 3
January 31, 2004
Consolidated Statements of Operations for the years ended January 31,
2005, 2004 and 2003                                                                         F - 4 to F-5
Consolidated Statements of Cash Flows for the years ended January 31,
2005, 2004 and 2003                                                                       F - 6 to F - 8
Consolidated Statements of Stockholders' Equity for the years ended
January 31, 2005 2004and 2003                                                                      F - 9
Notes to Consolidated Financial Statements                                              F - 10 to F - 26


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

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives

Based upon our management's evaluation, our chief executive officer and chief financial officer have concluded that, as of January 31, 2005, the disclosure and internal accounting controls provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported as and when required, including with specific reference that our assets are safeguarded, transactions are executed in accordance with management's authorizations and the financial records are reliable for the purpose of preparing financial statements.

There were no significant changes in our internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the date of their evaluation.

ITEM 9B  OTHER INFORMATION

         None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The officers and directors of Dectron, and further information concerning them, are as follows:


NAME                                             AGE     POSITION
----                                             ---     --------

Ness Lakdawala                                   71      Chairman of the Board of Directors, President and
                                                         Chief Executive Officer

Roshan Katrak                                    61      Vice President of Human Relations and Director

Mauro Parissi                                    39      Chief Financial Officer, Secretary and Director

Michel Lecompte                                  55      Vice-President of Operations of RefPlus

Leena Lakdawala                                  37      Executive Vice President and Director

Aurelio Useche                                   37      Vice-President Operations

Gilles Richard                                   67      Director

Rustom M. Ghadiali                               67      Director

Dick  Driggs                                     67      Director

Each director is elected for a period of one year at our annual meeting of stockholders and serves until the next such meeting and until his or her successor is duly elected and qualified. Directors may be re-elected annually without limitation. Officers are appointed by, and serve at the discretion of, our board of directors. Our board of directors met 2 times during the year ended January 31, 2005.

Set forth below is a biographical description of each of our directors and executive officers based on information supplied by each of them.

NESS LAKDAWALA has served as the President, Chief Executive Officer and Chairman of Dectron since our inception, and has also served as the President and Chief Executive Officer of Dectron Inc. since 1994. Prior to joining Dectron Inc., Mr. Lakdawala was President of Blanchard Ness Limited, a company which he founded in 1976. From 1987 to present, Mr. Lakdawala has served as the President of Thermoplus. In January 1996, Thermoplus filed a proposal under the provisions of the Bankruptcy Act of Canada, which gave full payment to secured creditors who filed a proof of claim. From 1987-1988, Mr. Lakdawala was Chairman of the Heating Refrigeration Air Conditioning Institute of Canada. Mr. Lakdawala has also served as the Governor of the American Society of Heating, Refrigeration and Air Conditioning Engineers, Inc. ("ASHRAE"), the organization that sets ventilation standards in Canada and the United States. Mr. Lakdawala is currently a member of ASHRAE and the Refrigeration Service Engineers Society. Ness Lakdawala is the husband of Roshan Katrak and the father of Leena Lakdawala.

ROSHAN KATRAK has served as Vice President of Human Relations of Dectron since our inception, and has served in the same capacity with Dectron Inc. since 1994. She has also served as a Director of Dectron since 1998. From 1976 to 1994, she was a Director of Blanchard Ness Limited, and from 1987 to present has been Vice President of Human Relations for Thermoplus. In January 1996, Thermoplus filed a proposal under the provisions of the Bankruptcy Act of Canada, which gave full payment to secured creditors who filed a proof of claim. Mrs. Katrak received her Honors Degree in Psychology in 1964. Roshan Katrak is the wife of Ness Lakdawala and the mother of Leena Lakdawala.

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

LEENA LAKDAWALA has served as Executive Vice President and a Director of Dectron since our inception, and has also served as Vice President of Production and Administration for Dectron Inc. since 1994. She is currently a member of the Heating Refrigeration and Air Conditioning Institute. Mrs. Lakdawala received her B.A from Concordia University in 1993. Leena Lakdawala is the daughter of Ness Lakdawala and Roshan Katrak. Leena Lakdawala is the wife of Aurelio Useche.

AURELIO USECHE has served as Vice-President, Operations since 2001. Mr. Useche also held various positions within several subsidiaries within Dectron between 1993 and 2000. Mr. Useche received his Masters of Business Administration from Queens University in 2001 and his Bachelors of Applied Arts and Sciences from Concordia University in 1992. Mr. Useche is the husband of Leena Lakdawala.


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

RUSTOM M. GHADIALI joined Dectron Internationale as director in 2004. Mr. Ghadiali retired from International Rectifier S.E. A. PVT Ltd., a leader in Power Management Technology, after more than thirty-five years in various positions within the International Rectifier Group. From 2002-2004, he was Vice-President-Director International Rectifier S.E. A. PVT Ltd., Administration Asian Operations. From 1994 to 2002, he was Vice-President, International Rectifier Offshore Assembly Operations, South East Asia, India and China. Mr. Ghadiali is a Chartered Secretary & Administrator.

DICK W. DRIGGS joined Dectron Internationale as director in 2004. Mr. Driggs retired in 2003 as Chairman of the Board of Heat Controller, Inc. and President of Addison Products Co. where he was in position from 1996 to 2003. He previously held various executive positions with Addison Products, AAF-McQuay Corporation, and Snyder General Corporation. Mr. Driggs is still active as member of the Board of Directors for Heat Controller, Inc., Airguide Manufacturing, LLC and Thermoguard, Triple-E USA. Mr. Driggs is a member of the following Professional Organizations ASQC, APICS, IIE and ISA and of the following Military Professional Organizations: MCA, MCROA, ROA, TROA and MOAA, MCL, NL, MCMA, USNI, American Legion and VFW. Mr. Driggs retired in 1995 from USMCR after 41 years of service and held the unique position of being the first CWO-5 (Chief Warrant Officer) ever appointed in the USMC.

Mr. Ness Lakdawala is the husband of Roshan Katrak, father of Leena Lakdawala and father-in-law of Aurelio Useche

Ms Roshan Katrak is the wife of Ness Lakdawala, mother of Leena Lakdawala and mother-in law of Mr. Aurelio Useche.

Ms Leena Lakdawala is the daughter of Ness Lakdawala and Roshan Katrak and the wife of Aurelio Useche.

Mr. Useche is the husband of Ms Leena Lakdawala and son-in-law of Ness Lakdawala and Roshan Katrak

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

Based solely upon our review of the copies of reporting forms furnished to us, we do not believe that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to our directors, officers and any persons holding 10% or more of our common stock with respect to our fiscal year ended January 31, 2005, were satisfied on a timely basis.

AUDIT COMMITTEE

Our board of directors has an audit committee comprised of Gilles Richard, Rustom M. Ghadiali and Dick Driggs. The audit committee makes recommendations to our board of directors regarding the independent auditors for our company, approves the scope of the annual audit activities of our independent auditors, review audit results and will have general responsibility for all of our auditing related matters.

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

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that Rustom M. Ghadiali is our financial expert.

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

Any amendment of our Code of Ethics or waiver thereof applicable to any of our principal executive officer, principal financial officer and controller, principal accounting officer or persons performing similar functions will be disclosed on our website within 5 days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed. A copy of our Code of Ethics is attached hereto as Exhibit 14 to the Form 10K filed for the fiscal year ended January 31, 2004 and is incorporated herein by reference.

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


The following table sets forth certain information regarding compensation paid by Dectron during each of the last three fiscal years to our Chief Executive Officer and to each of our executive officers who earned in excess of $100,000 during the year ended January 31, 2005.

SUMMARY COMPENSATION TABLE

                                                            --------------------------------------------------------------------
NAME AND PRINCIPAL POSITION         YEAR         ANNUAL         BONUS       RESTRICTED STOCK    OPTIONS/SARS        OTHER
                                                 SALARY                          AWARDS                          COMPENSATION
--------------------------------------------------------------------------------------------------------------------------------

Ness Lakdawala                      2005           196,327        0                0                 0                0
Chairman of the Board               2004           191,727        0                0                 0                0
of Directors, President and         2003           142,380        0                0                 0                0
Chief Executive Officer (1)

Leena Lakdawala                     2005           117,679      77,635             0                 0                0
Executive Vice President and        2004           109,154      18,547             0                 0                0
Vice-President, Production and      2003            85,310      26,191             0                 0                0
Administration and Director (2)

Aurelio Useche                      2005           117,679      77,635             0                 0                0
Vice-President Operations (2)       2004           109,154      18,547             0                 0                0
                                    2003            85,310      26,191             0                 0                0
                                                            --------------------------------------------------------------------

(1) This reflects the aggregate salaries paid to Mr. Lakdawala during the fiscal years presented by Dectron, RefPlus and Thermoplus.

(2) This reflects the aggregate salaries paid to the above individuals each married to each other.



Employment Agreements

We entered into an employment agreement with Mr. Ness Lakdawala, our Chief Executive Officer on October 5, 1998, the effective date of our initial public offering. The employment agreement is for a term of two years, renewable for additional one-year periods. The employment agreement entitled Mr. Lakdawala to an annual salary of $200,000, adjusted annually for increases in the Consumer Price Index. In the event that we are subject to a takeover or a change of control event, Mr. Lakdawala is entitled to a bonus equal, on an after tax basis, to five times his then current annual base salary. Mr. Lakdawala's employment agreement contains a non-competition provision, which forbids him from engaging in a competitive business during his employment and for a period of one year thereafter. Mr. Lakdawala's employment agreement has been extended for an additional two years at the same conditions as above in October 2000, for an additional two years in October 2002 and for an additional two years in October 2004.

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

Cash Compensation. In determining our recommendations for adjustments to officers' base salaries for Fiscal 2005 we focused primarily on the scope of each officer's responsibilities, each officer's contributions to Dectron's success in moving toward its long-term goals during the fiscal year, the accomplishment of goals set by the officer and approved by our board of directors for that year, our assessment of the quality of services rendered by the officer, comparison with compensation for officers of comparable companies and an appraisal of our financial position. In certain situations, relating primarily to the completion of important transactions or developments, we may also pay cash bonuses, the amount of which will be determined based on the contribution of the officer and the benefit to Dectron of the transaction or development.

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

OTHER COMPENSATION

Outside directors may be paid an honorarium for attending meetings of our board of directors in an amount that management anticipates will not exceed $1,000 per meeting.

STOCK OPTION PLAN

2001 Stock Option Plan

We also adopted the 2001 Stock Option Plan (the "2001 Plan") pursuant to which 500,000 shares of Common Stock are reserved for issuance, 108,500 options are currently issued and outstanding.

On January 4, 2002, our board of directors granted options under our 2001 Stock Option Plan to certain members of our Board and certain employees. Leena Lakdawala, Roshan Katrak, Mauro Parissi, Liam Cheung, and Gilles Richard were granted 15,000, 15,000, 5,000, 3,000 and 3,000 options, respectively. Subject to certain limitations, the options granted are exercisable one year after issuance. Subsequent to the one-year anniversary date of the grant, the option holders may exercise the option up to 25% per year of the total options granted for the following four years. Each of the options will be fully exercisable on January 4, 2006, and expire on January 4, 20117. The exercise price of the options is $4.20

The 2001 Plan is administered by our board of directors, who will determine, among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock issuable upon the exercise of the options and the option exercise price.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 29, 2005 with respect to each beneficial owner of 5% or more of the outstanding shares of our common stock, each of our officers and directors, and all of our officers and directors as a group:


                                                                                                PERCENTAGE OF
NAMES AND ADDRESS OF BENEFICIAL  OWNER (1)                        AMOUNT AND NATURE OF             SHARES
                                                                BENEFICIAL OWNERSHIP (2)        OUTSTANDING
-----------------------------------------------------------  -----------------------------------------------------

Ness Lakdawala                                                             1,745,309   (3)                  55.3%

Roshan Katrak                                                              1,745,309   (4)                  55.3%

Leena Lakdawala                                                              149,650   (5)                   4.7%

Aurelio Useche                                                               149,650   (6)                   4.7%

Mauro Parissi                                                                 23,390   (7)                      *

Michel Lecompte                                                               23,000   (8)                      *

Gilles Richard                                                                 2,250   (9)                      *

Rustom M. Ghadiali                                                                 -                            *

Dick W. Driggs                                                                     -                            *

Total                                                                      1,932,349                        60.8%


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

(3) Represents (i) 43,562 shares of Common Stock directly owned, (ii) 127,934 shares of Common Stock and 11,250 options to purchase Common Stock owned by Roshan Katrak, Mr. Lakdawala's wife, (iii) 69,684 shares of Common Stock owned by Roshaness Inc., a company owned by Mr. Lakdawala, and (iv) 1,492,879 owned by 3103-7195 Quebec Inc., a company owned by Mr. Lakdawala's spouse and children.

(4) Represents (i) 127,934 shares of Common Stock and 11,250 options to purchase Common Stock directly owned, (ii) 43,562 shares of Common Stock owned by Ness Lakdawala, Ms. Katrak's husband, (iii) 69,684 shares of Common Stock owned by Roshaness Inc., a Company owned by Ness Lakdawala, and (iv) 1,492,879 shares owned by 3103-7195 Quebec Inc., a company owned by Ms. Katrak and her children.

(5) Represents (i) 73,400 shares of Common Stock and 11,250 options to purchase Common Stock directly owned, and (ii) 63,500 shares of Common Stock and 750 options owned by Aurelio Useche, Ms Lakdawala's husband.

(6) Represents (i) 63,500 shares of Common Stock and 750 options to purchase Common Stock owned directly And (ii) 73,400 shares of Common Stock and 11,250 options to purchase Common Stock owned by Leena Lakdawala, Mr. Useche's wife.


(7) Represents (i) 18,500 shares of Common Stock and 3.750 options to purchase Common Stock directly owned, and (ii) 500 shares of common Stock and 750 options owned by Suzie Lapointe, Mr. Parissi's wife.

(8)  Includes 3,000 options to purchase Common Stock

(9)  Includes 2,250 options to purchase Common Stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We lease our St. Hubert, Quebec manufacturing facility from Roshan Katrak, our Vice President of Human Relations and the wife of Ness Lakdawala, our President, Chairman and CEO, for a monthly rent of $ 3,958 per month. We believe that the lease was made on terms no less favorable than could be obtained from unaffiliated third parties.

We lease our Grande Allee manufacturing facilities from Investiness Inc., a company owned by Ness Lakdawala's spouse and children, for an aggregate monthly lease payment of $ 19,942. We believe that the lease was made on terms no less favorable than could be obtained from unaffiliated third parties.

Immediately prior to the effective date of the Registration Statement for our initial public offering (the i"Offering"), we restructured our corporate structure ("Restructuring"). In order to complete the Restructuring, (i) Dectron Inc., which prior to the Restructuring owned a majority interest in RefPlus, acquired the minority interests in RefPlus, which included both common stock and preferred stock (and assumed RefPlus' loan payables of approximately Cdn$125,000) which is included in the Cdn$1,149,050 number mentioned below) in exchange for 62,500 shares of Dectron's Common Stock and Cdn$102,503; (ii) Dectron Inc. acquired all of the outstanding securities of Thermoplus, which included both Common Stock and preferred stock, and assumed Thermoplus' parent company's loan payables (approximately Cdn$497,000, which amount is included in the Cdn$1,149,050 number mentioned below) in exchange for 194,621 shares of Dectron's Common Stock and Cdn$423,738, and (iii) Dectron acquired all of the issued and outstanding securities of Dectron Inc. in exchange for 1,492,879 shares of the Dectron's Common Stock. The shares of Dectron Inc. were owned by 159653 Canada, Inc. which was a holding company beneficially owned by Mr. Lakdawala. The RefPlus and Thermoplus' parent company loans payable represent the repayment of loans made to such companies. In connection with the Restructuring, we issued 1,750,000 shares of Common Stock and promissory notes in the aggregate amount of Cdn$1,149,050. Of this amount, Cdn$557,050 (or approximately U.S.$400,000) were repaid out of the proceeds of the Offering. Of these amounts, an aggregate amount of 1,674,059 shares of Common Stock and promissory notes in the aggregate amount of Cdn$592,000 were issued to Ness Lakdawala, and his affiliates. The Cdn$592,000 was repaid out of Dectron's cash flow, without interest, in 12 equal monthly installments which repayment commenced three months after the Offering.

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

Between March 1999 and January 2005, we made loans of $159,954 to Mauro Parissi, our Chief Financial Officer, and $253,415 to Leena Lakdawala, our Executive Vice-President. The loans were used to finance purchase of the Dectron's stock and bore interest at the Canadian prescribed interest rate of five percent (5%). As of Jan. 31, 2005, the loan balances of Mr. Parissi and Mrs. Lakdawala are $264,400 and $326,305 respectively. Mrs. Lakdawala and Mr. Parissi are in the process of financing these loans with an independent outside source.

All future material transactions, including any loans, between Dectron and its officers, directors, principal stockholders or affiliates of any of them have been and will be on terms no less favorable to Dectron than those that can be obtained from unaffiliated third parties, and will be approved in advance by a majority of the independent and disinterested directors who had access, at Dectron's expense, to Dectron's independent legal counsel.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by Schwartz Levitsky Feldman LLP for the audit of our annual financial statements for the fiscal year ended January 31, 2005 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended January 31, 2005 were $108,075.

The aggregate fees billed by Schwartz Levitsky Feldman LLP for the audit of our annual financial statements for the fiscal year ended January 31, 2004 and the reviews of the financial information included in our Forms 10-Q for the fiscal year ended January 31, 2004 were $100,953.

Audit Related Fees

No fees were billed by Schwartz Levitsky Feldman LLP for the fiscal years ended January 31, 2005 or January 31, 2004 for services related to the audit or review of our financial statements that are not included under the caption "Audit Fees".

No fees were billed by Schwartz Levitsky Feldman LLP for the fiscal years ended January 31, 2005 or January 31, 2004 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information.

Tax Fees

$15,143 in fees were billed by Schwartz Levitsky Feldman LLP for tax compliance, tax advice and tax planning in the fiscal year ended January 31, 2005.

$10,140 in fees were billed by Schwartz Levitsky Feldman LLP for tax compliance, tax advice and tax planning in the fiscal year ended January 31, 2004.

All Other Fees

$5,199 and nil in fees were billed by Schwartz Levitsky Feldman LLP for any other services rendered by them during the fiscal years ended January 31, 2005 and January 31, 2004.

Since January 1, 2004, the audit committee has adopted policies and procedures for pre-approving all non-audit work performed by the auditors. Specifically, the committee must pre-approve the use of the auditors for all such services. The audit committee has pre-approved all non-audit work since that time and in making its determination has considered whether the provision of such services was compatible with the independence of the auditors.

Our audit committee believes that the provision by Schwartz Levitsky Feldman LLP of services in addition to audit services in fiscal 2005 and 2004 were compatible with maintaining their independence.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

Financial Statements:
Table of Contents                                                               F - 1
Consolidated Balance Sheets for the years ended January 31, 20053 and           F - 2 to F - 3

January 31, 20042 Consolidated Statements of Operations for the years
ended January 31, 20053, 20042 and 20031                                        F - 4 to F-5

Consolidated Statements of Cash Flows for the years ended
January 31, 20053, 20042 and 20031                                              F - 6 to F - 8

Consolidated Statements of Stockholders' Equity for the years ended
January 31, 20053, 20042 and 20031                                              F - 9

Notes to Consolidated Financial Statements                                      F - 10 to F - 26

(b) Exhibits.

14          Code of Ethics (1)

21.1        Subsidiaries of Registrant. (1)

31.1        Certification of the Chief Executive  Officer pursuant to Section 302 of the  Sarbanes-Oxley  Act of 2002 ("Sarbanes-Oxley"). (2)

31.2        Certification of the Chief Financial  Officer pursuant to Section 302 of the  Sarbanes-Oxley  Act of 2002 ("Sarbanes-Oxley"). (2)

32.1        Certification  Pursuant  to 18 U.S.C.  Section  1350,  as Adopted  Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002. (2)

(1) Incorporated by reference from Form 10-K as filed with the SEC on May 7, 2004.
(2) Filed herewith.

SIGNATURES



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           DECTRON INTERNATIONALE INC.


                             By: /s/ Ness Lakdawala
                                 ----------------------
                                 Ness Lakdawala
                                 Chairman and Chief Executive Officer

Dated:   May 2, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Ness Lakdawala             Chairman, President, Chief Executive Officer                             May 2, 2005
------------------
Ness Lakdawala

/s/ Roshan Katrak              Vice President of Human Relations and Director                           May 2, 2005
-----------------
Roshan Katrak

/s/ Mauro Parissi              Chief Financial Officer, Secretary and Director                          May 2, 2005
-----------------
Mauro Parissi

Michel Lecompte                Vice President of Operations of RefPlus                                  May 2, 2005
-------------------
Michel Lecompte

/s/ Leena Lakdawala            Executive Vice President and Director                                    May 2, 2005
-------------------
Leena Lakdawala

Gilles Richard                 Director                                                                 May 2, 2005
------------------
Gilles Richard

Rustom Ghadiali                Director                                                                 May 2, 2005
------------------
Rustom Ghadiali

Dick Driggs                    Director                                                                 May 2, 2005
------------------
Dick Driggs


                           DECTRON INTERNATIONALE INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005

                           DECTRON INTERNATIONALE INC.
                        CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2005





                                TABLE OF CONTENTS


Report of Independent Registered Public Accounting Firm                   1

Consolidated Balance Sheets                                           2 - 3

Consolidated Statements of Operations                                 4 - 5

Consolidated Statements of Cash Flows                                 6 - 8

Consolidated Statements of Stockholders' Equity                           9

Notes to Consolidated Financial Statements                          10 - 29

SCHWARTZ LEVITSKY FELDMAN  LLP
COMPTABLES AGREES
CHARTERED ACCOUNTANTS
MONTREAL, TORONTO, OTTAWA





REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders of
Dectron Internationale Inc.


We have audited the consolidated balance sheets of Dectron Internationale Inc. as at January 31, 2005 and 2004 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years ended January 31, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dectron Internationale Inc. as at January 31, 2005 and 2004 and the results of its operations and its cash flows for each of the years ended January 31, 2005, 2004 and 2003, in conformity with generally accepted accounting principles in the United States of America.

Since the accompanying financial statements have not been prepared and audited in accordance with generally accepted accounting principles and generally accepted auditing standards in Canada, they may not satisfy the reporting requirements of Canadian statutes and regulations.

The company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal controls over financial reporting. Accordingly we express no such opinion.





Montreal, Quebec
April 8, 2005                                           CHARTERED ACCOUNTANTS



1980, rue Sherbrooke Quest, 10e etage
Montreal, (Quebec) H3H 1E8
Tel: 514 937 6392
Fax: 514 933 9710

DECTRON INTERNATIONALE INC.

CONSOLIDATED BALANCE SHEETS

AS AT JANUARY 31, 2005 AND JANUARY 31, 2004

(Amounts Expressed in United States Dollars)                             PAGE 2
-------------------------------------------------------------------------------



                                                                                       2005                 2004
                                                                                 ------------------   ------------------
 ASSETS

 CURRENT

      Cash                                                                       $      1,075,220     $      2,457,346
      Accounts receivable (note 4)                                                      9,680,250           11,050,657
      Income taxes receivable                                                              87,805                    -
      Inventory (note 5)                                                               10,044,194            9,208,065
      Prepaid expenses and sundry assets                                                  568,976              685,142
      Loans receivable (note 6)                                                            68,836               17,769
      Current assets held by discontinued operations (note 15)                          3,414,543            1,313,625
                                                                                 ------------------   ------------------
                                                                                       24,939,824           24,732,604


 LOANS RECEIVABLE (NOTE 6)                                                              1,210,989              576,816

 PROPERTY, PLANT AND EQUIPMENT (NOTE 7)                                                 7,541,579            7,904,410

 INTANGIBLES (NOTE 8)                                                                      79,963               91,310

 GOODWILL                                                                               1,661,144            1,556,319

 DEFERRED INCOME TAXES                                                                    254,419              375,613

 LONG-LIVED ASSETS HELD BY DISCONTINUED OPERATIONS (NOTE 15)                                    -            3,892,378
                                                                                 ------------------   ------------------

                                                                                 $     35,687,918     $     39,129,450
                                                                                 ==================   ==================



APPROVED ON BEHALF OF THE BOARD:

                                     Director
------------------------------------


                                     Director
------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

CONSOLIDATED BALANCE SHEETS

AS AT JANUARY 31, 2005 AND JANUARY 31, 2004

(Amounts Expressed in United States Dollars)                             PAGE 3
-------------------------------------------------------------------------------


                                                                                     2005                 2004
                                                                               ------------------   ------------------
 LIABILITIES

 CURRENT

      Bank loans (note 9)                                                      $    11,642,981      $    13,502,219
      Accounts payable and accrued expenses (note 10)                                6,184,170            4,952,072
      Income taxes payable                                                                   -              359,605
      Current portion of long-term debt (note 11)                                    2,348,870            1,226,865
      Deferred revenue                                                                   4,580                3,616
      Current liabilities held by discontinued operations (note 15)                    341,884              402,889
                                                                               ------------------   ------------------

                                                                                    20,522,485           20,447,266

 LONG-TERM DEBT (NOTE 11)                                                            2,370,913            5,154,607

 DEFERRED REVENUE                                                                    1,477,153            1,707,408
                                                                               ------------------   ------------------

                                                                                    24,370,551           27,309,281
                                                                               ------------------   ------------------

 STOCKHOLDERS' EQUITY

 CAPITAL STOCK (NOTE 12)                                                             6,873,335            7,128,154

 TREASURY STOCK                                                                        (88,780)             (88,780)

 ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)                                         2,304,495            1,564,072

 RETAINED EARNINGS                                                                   2,228,317            3,216,723
                                                                               ------------------   ------------------

                                                                                    11,317,367           11,820,169
                                                                               ------------------   ------------------

                                                                               $    35,687,918      $    39,129,450
                                                                               ==================   ==================


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDING JANUARY 31

(Amounts Expressed in United States Dollars)                             PAGE 4
-------------------------------------------------------------------------------


                                                                  2005                  2004                  2003
                                                            -----------------     -----------------     -----------------
 SALES                                                      $    40,910,601       $    39,654,922       $    34,424,891

      Cost of sales                                              29,260,966            25,283,942            22,032,358
                                                            -----------------     -----------------     -----------------

 GROSS PROFIT                                                    11,649,635            14,370,980            12,392,533
                                                            -----------------     -----------------     -----------------

 OPERATING EXPENSES

      Selling                                                     5,288,563             5,518,195             4,667,481
      General and administrative                                  3,369,046             3,224,179             3,131,818
      Net restructuring and other unusual items (note 13)           551,607               911,407               132,342
      Depreciation and amortization                               1,268,526             1,366,592               991,229
      Interest                                                    1,036,142             1,272,485               790,006
                                                            -----------------     -----------------     -----------------

                                                                 11,513,884            12,292,858             9,712,876
                                                            -----------------     -----------------     -----------------


 EARNINGS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS           135,751             2,078,122             2,679,657

      Income taxes (note 14)                                        584,839               235,104               577,410
                                                            -----------------     -----------------     -----------------

 EARNINGS (LOSS) BEFORE DISCONTINUED OPERATIONS                    (449,088)            1,843,018             2,102,247

      Loss from discontinued operations, net of tax
      (note 15)                                                  (1,429,012)           (3,630,854)           (1,556,721)
      Gain on disposal of discontinued operations, net
      of tax (note 15)                                              889,694                90,332               590,686
                                                            -----------------     -----------------     -----------------

 NET EARNINGS (LOSS)                                        $      (988,406)      $    (1,697,504)      $     1,136,212
                                                            =================     =================     =================

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

FOR THE YEARS ENDING JANUARY 31

(Amounts Expressed in United States Dollars)                             PAGE 5
-------------------------------------------------------------------------------


                                                                  2005                  2004                  2003
                                                            -----------------     -----------------     -----------------
 NET EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED

       Continuing operations                                $         (0.14)      $          0.62       $          0.74
       Discontinued operations                                        (0.47)                (1.22)                (0.55)
       Disposal of discontinued operations                             0.29                  0.03                  0.21
                                                            -----------------     -----------------     -----------------

                                                            $         (0.32)      $         (0.57)      $          0.40
                                                            =================     =================     =================

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

      Basic                                                       3,066,851             2,973,750             2,816,181
      Diluted                                                     3,066,851             2,973,750             2,848,729

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDING JANUARY 31

(Amounts Expressed in United States Dollars)                             PAGE 6
-------------------------------------------------------------------------------


                                                                    2005                  2004                  2003
                                                             -------------------    ------------------    ------------------
OPERATING ACTIVITIES

Net earnings (loss) from continuing operations               $        (449,088)     $       1,843,018     $       2,102,247

Adjustments to reconcile net earnings (loss) to net
cash provided by operating activities:
     Depreciation and amortization                                   1,268,526              1,366,592               991,229
     Decrease (increase) in accounts receivable                      1,370,407             (1,521,309)           (1,859,562)
     Decrease (increase) in income taxes receivable                    (87,805)                     -                58,313
     Increase in inventory                                            (836,129)            (1,469,116)             (287,840)
     Decrease (increase) in prepaid expenses and
       sundry assets                                                   116,166               (183,398)                7,334
     Decrease (increase) in deferred income taxes                      121,194               (215,836)              (95,749)
     Increase in accounts payable and accrued expenses               1,232,098                825,796               453,816
     Increase (decrease) in income taxes payable                      (359,605)              (324,973)              684,578
     Increase (decrease) in deferred revenue                          (229,291)               263,483               103,725
                                                             -------------------    ------------------    ------------------

Net cash provided by operating activities                            2,146,473                584,257             2,158,091
                                                             -------------------    ------------------    ------------------

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

FOR THE YEARS ENDING JANUARY 31

(Amounts Expressed in United States Dollars)                             PAGE 7
-------------------------------------------------------------------------------


                                                                   2005                 2004                 2003
                                                             ------------------   ------------------   ------------------
  INVESTING ACTIVITIES

       Acquisition of property, plant and equipment                  (369,049)          (1,307,302)            (667,736)
       Acquisition of intangibles                                           -                    -              (66,227)
                                                             ------------------   ------------------   ------------------

  Net cash used in investing activities                              (369,049)          (1,307,302)            (733,963)
                                                             ------------------   ------------------   ------------------

  FINANCING ACTIVITIES

       Repayments from (advances to) loans receivable                (685,240)            (100,444)              23,023
       Advances from (repayments of) bank loans                    (1,859,238)           4,314,685            1,816,336
       Net advances from (repayments of) long-term debt            (1,927,663)            (989,718)           1,003,685
       Repayments of loans payable                                          -                    -             (192,355)
       Issuance of shares                                             543,750              162,750              502,300
       Repayments of (advances for) share purchase plan
       receivable                                                    (798,569)            (170,819)            (119,010)
                                                             ------------------   ------------------   ------------------

  Net cash provided by (used in) financing activities              (4,726,960)           3,216,454            3,033,979
                                                             ------------------   ------------------   ------------------

  EFFECT OF FOREIGN CURRENCY EXCHANGE RATE ON CASH AND CASH
  EQUIVALENTS                                                         376,273            1,030,652              183,299
                                                             ------------------   ------------------   ------------------

  EFFECT OF DISCONTINUED OPERATIONS (NOTE 15)                       1,191,137           (1,882,724)          (3,904,314)
                                                             ------------------   ------------------   ------------------

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

FOR THE YEARS ENDING JANUARY 31

(Amounts Expressed in United States Dollars)                             PAGE 8
-------------------------------------------------------------------------------


                                                                  2005                 2004                 2003
                                                            ------------------   ------------------   ------------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (1,382,126)           1,641,337              737,092

 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      2,457,346              816,009               78,917
                                                            ------------------   ------------------   ------------------

 CASH AND CASH EQUIVALENTS, END OF YEAR                     $      1,075,220     $      2,457,346     $        816,009
                                                            ==================   ==================   ==================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      INTEREST PAID                                         $        991,630     $      1,272,059     $        928,851
                                                            ==================   ==================   ==================

      INCOME TAXES PAID                                     $        532,658     $        349,285     $        309,386
                                                            ==================   ==================   ==================


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDING JANUARY 31

(Amounts Expressed in United States Dollars)                             PAGE 9
-------------------------------------------------------------------------------


                                                                        CUMULATIVE           OTHER
                                                                         RETAINED        COMPREHENSIVE        TREASURY
                                   NUMBER              AMOUNT            EARNINGS            INCOME             STOCK
                                ----------------   ---------------   -----------------  -----------------  ----------------
 Balance January 31, 2002            2,795,000     $    6,752,933    $    3,778,015     $      (591,822)   $     (88,780)
                                ================   ===============   =================  =================  ================

 Share purchase plan
   receivable                                -     $     (119,010)   $            -     $             -    $           -
 Issuance of shares                    124,500            502,300                 -                   -                -
 Foreign currency translation                -                  -                 -             463,058                -
 Net earnings for the year                   -                  -         1,136,212                   -                -
                                ----------------   ---------------   -----------------  -----------------  ----------------

 Balance January 31, 2003            2,919,500     $    7,136,223    $    4,914,227     $      (128,764)   $     (88,780)
                                ================   ===============   =================  =================  ================

 Share purchase plan
   receivable                                -     $     (170,819)   $            -     $             -    $           -
 Issuance of shares                     54,250            162,750                 -                   -                -
 Foreign currency translation                -                  -                 -           1,692,836                -
 Net loss for the year                       -                  -        (1,697,504)                  -                -
                                ----------------   ---------------   -----------------  -----------------  ----------------

 Balance, January 31, 2004           2,973,750     $    7,128,154    $    3,216,723     $     1,564,072    $     (88,780)
                                ================   ===============   =================  =================  ================

 Share purchase plan
   receivable                                -     $     (798,569)   $            -     $             -    $           -
 Issuance of shares                    181,250            543,750                 -                   -                -
 Foreign currency translation                -                  -                 -             740,423                -
 Net loss for the year                       -                  -          (988,406)                  -                -
                                ----------------   ---------------   -----------------  -----------------  ----------------

 Balance, January 31, 2005           3,155,000      $   6,873,335     $   2,228,317      $    2,304,495     $    (88,780)
                                ================   ===============   =================  =================  ================


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 AND JANUARY 31, 2004

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

   Dectron Inc. Consolidated is comprised of Dectron Inc. and of its wholly-owned subsidiaries, Refplus Inc., Thermoplus Air Inc., Dectron U.S.A. Inc., and Liberty Drive Property Inc. (formerly IPAC 2000 Inc.)

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

JANUARY 31, 2005 AND JANUARY 31, 2004

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

DECTRON INTERNATIONALE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 AND JANUARY 31, 2004

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

   RESEARCH AND DEVELOPMENT COSTS

   Research and development costs, net of investment tax credits, included in selling, general and administrative expenses amounted to $1,089,751 in 2005, $707,342 in 2004 and $565,153 in 2003.

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

JANUARY 31, 2005 AND JANUARY 31, 2004

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

                                                                  2005                 2004                 2003
                                                            ------------------   ------------------   ------------------
     Net earnings (loss), as reported                       $       (988,406)    $     (1,697,504)    $      1,136,212
     Less:  Compensation for option awards determined by
     the fair value-based method, net of related tax
     effects                                                         (25,602)             (66,838)            (158,019)
                                                            ------------------   ------------------   ------------------

     Pro forma net earnings (loss)                          $     (1,014,008)    $     (1,764,342)    $        978,193
                                                            ==================   ==================   ==================

DECTRON INTERNATIONALE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 AND JANUARY 31, 2004

(Amounts Expressed in United States Dollars)                            PAGE 14
-------------------------------------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   STOCK BASED COMPENSATION (CONTINUED)

                                                                  2005                 2004                 2003
                                                            ------------------   ------------------   -----------------
     Net earnings (loss) per common shares
     Basic and diluted
          As reported                                       $            (0.32)  $            (0.57)  $             0.40
          Pro forma                                                      (0.33)               (0.59)                0.35


   The weighted average fair value of options granted was $2.51 in 2005, $1.48 in 2004, and $1.90 in 2003. The fair value of each option grant for the company's plans is estimated on the date of the grant using the Black-Scholes option-pricing model, with the following weighted average assumptions.

                                                                  2005                 2004                 2003
                                                            ------------------   ------------------   ------------------
     Risk-free interest rates                                       3.70%                4.50%                4.53%
     Expected option lives                                      3.5 years            2.9 years            3.6 years
     Expected volatilities                                          57.9%                62.9%                67.7%
     Expected dividend risks                                           0%                   0%                   0%

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

DECTRON INTERNATIONALE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 AND JANUARY 31, 2004

(Amounts Expressed in United States Dollars)                            PAGE 15
-------------------------------------------------------------------------------


2. EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

   a) On December 16, 2004, the FASB issued SFAS 123 (R), "Share-Based Payment," which is a revision of SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted no later than August 1, 2005. Early adoption is permitted. The Company expects to adopt SFAS 123(R) on August 1, 2005, utilizing the modified retrospective method. The modified retrospective method requires compensation costs to be recognized beginning with the effective date based on the requirements of SFAS 123(R) for all (a) share-based payments granted after the effective date and (b) awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. Amounts for prior years will be restated based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, when adopted, the impact of SFAS 123(R) on prior periods will approximate the impact of SFAS 123 as described in the disclosure of pro forma net earnings and earnings per share in the Summary of Significant Accounting Policies note 1.

   b) In November 2004, the FASB issued SFAS 151, "Inventory Costs - an amendment of ARB No.43, Chapter 4," which requires companies to expense abnormal freight, handling costs, or spoilage in the period incurred and to allocate fixed overhead based on normal capacity, with adjustment if production is abnormally high. This standard becomes effective for the Company on August 1, 2005, with early adoption permitted. The Company currently accounts for abnormal freight, handling costs, and spoilage consistent with the standard. The Company plans to adopt the provisions early, on a prospective basis, as they relate to capitalization of fixed overhead expenses in the first quarter of 2006. The Company is currently evaluating the effects of implementing this standard. Based on a preliminary analysis, the Company does not expect that there will be a material effect on 2006 total Company results. There may be an impact on the results of certain quarters at the segment or total Company level.

3. COMPREHENSIVE INCOME

   The company has adopted FAS No. 130 "Reporting Comprehensive Income" which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total stockholders' equity. The components of comprehensive income are as follows:

                                                                   2005                 2004                 2003
                                                             -----------------    -----------------     ----------------
     Net income (loss)                                       $      (988,406)     $    (1,697,504)      $     1,136,212

     Other comprehensive income

          Foreign currency translation                               740,423            1,692,836               463,058
                                                             -----------------    -----------------     ----------------

     Comprehensive income (loss)                             $      (247,983)     $        (4,668)      $     1,599,270
                                                             =================    =================     ================

DECTRON INTERNATIONALE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2005 AND JANUARY 31, 2004
(Amounts Expressed in United States Dollars)                            PAGE 16
-------------------------------------------------------------------------------



4. ACCOUNTS RECEIVABLE

                                                                                        2005                 2004
                                                                                  -----------------     ----------------

     Trade                                                                        $    10,020,318       $    12,000,243
     Allowance for doubtful accounts                                                     (340,068)             (949,586)
                                                                                  -----------------     ----------------

                                                                                  $     9,680,250       $    11,050,657
                                                                                  =================     ================


5.    INVENTORY

                                                                                        2005                 2004
                                                                                   ----------------    -----------------
     Raw materials                                                                 $     6,247,636     $     6,097,726
     Work-in-process                                                                     1,530,150           1,227,245
     Finished goods                                                                      2,266,408           1,883,094
                                                                                   ----------------    -----------------

                                                                                   $    10,044,194           9,208,065
                                                                                   ================    =================

6.    LOANS RECEIVABLE

                                                                                        2005                 2004
                                                                                  -----------------     ----------------
     Private companies                                                            $     1,247,588       $       564,383
     Corporate shareholder                                                                 32,237                30,202
                                                                                  -----------------     ----------------

                                                                                        1,279,825               594,585
     Current portion                                                                       68,836                17,769
                                                                                  -----------------     ----------------

                                                                                  $     1,210,989       $       576,816
                                                                                  =================     ================

   The above includes a loan receivable from a private company in the amount of $40,739 which is secured by equipment, repayable in annual instalments of $21,164 including interest at 6% per annum, maturing in April 2006.

   Also included in loans receivable from private companies is a note of $250,000 in connection with the sale of assets of IPAC 2000 Inc. as described in note 15a of these financial statements. The note is due in quarterly instalments of interest only at 8% per annum, thru June 1, 2005. Commencing September 1, 2005 the note is due in quarterly instalments of $25,000 plus interest at 8% per annum. Commencing September 1, 2006 the note is due in quarterly instalments of $37,500 plus interest at 8% per annum, due June 2007.

   The other loans receivable from private companies and the loan to a corporate shareholder are non-interest bearing and are not expected to be repaid prior to February 1, 2006.

DECTRON INTERNATIONALE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 AND JANUARY 31, 2004

(Amounts Expressed in United States Dollars)                            PAGE 17
-------------------------------------------------------------------------------



7. PROPERTY, PLANT AND EQUIPMENT

                                                                                        2005                 2004
                                                                                  -----------------    -----------------
     Cost
          Land                                                                    $       279,971      $       262,304
          Building                                                                      3,011,493            2,813,530
          Machinery and equipment                                                      12,637,567           11,728,112
          Furniture and fixtures                                                        1,049,243              915,839
          Computer equipment                                                            2,505,572            2,222,364
          Rolling stock                                                                   162,461              186,602
          Leasehold improvements                                                        1,253,242            1,161,666
                                                                                  -----------------    -----------------

                                                                                       20,899,549           19,290,417
                                                                                  -----------------    -----------------

     Accumulated depreciation and amortization
         Building                                                                       1,067,409              875,673
         Machinery and equipment                                                        8,712,273            7,420,783
         Furniture and fixtures                                                           802,626              691,322
         Computer equipment                                                             1,958,146            1,667,810
         Rolling stock                                                                    123,584              167,059
         Leasehold improvements                                                           693,932              563,360
                                                                                  -----------------    -----------------

                                                                                       13,357,970           11,386,007
                                                                                  -----------------    -----------------

     Net                                                                          $     7,541,579      $     7,904,410
                                                                                  =================    =================

     Capital leases included above                                                $     1,598,717      $     1,986,465
                                                                                  =================    =================

      Depreciation and amortization of property, plant and equipment for fiscal year 2005 amounted to $1,251,761 ($1,350,862 in 2004).


8.    INTANGIBLES

                                                                                      2005                   2004
                                                                                ------------------    -------------------
     Patents, trademarks and rights costs                                       $       141,608       $       132,672
     Accumulated amortization                                                           (61,645)              (41,362)
                                                                                ------------------    -------------------

                                                                                $        79,963       $        91,310
                                                                                ==================    ===================

      Amortization of intangibles for fiscal year 2005 amounted to $16,765
($15,730 in 2004).

DECTRON INTERNATIONALE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 AND JANUARY 31, 2004

(Amounts Expressed in United States Dollars)                            PAGE 18
-------------------------------------------------------------------------------



9. BANK LOANS

   The company has an available line of credit of $13,817,000 bearing interest at the Canadian prime lending rate plus 0.25% per annum and it is renegotiated annually. Bank loans are secured by a first ranking moveable hypothec on accounts receivable, inventory and a first ranking universal hypothec in the amount of $40,284,000 on the universality of the borrower's property, movable and immovable, present and future, corporeal and incorporeal. The company also provided a rider designating the Bank as loss payee of the proceeds of all-risk insurance on the property charged as security.

   The average cost of financing for fiscal year 2005 is 5.72% (7.38% in 2004).


10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                                       2005                 2004
                                                                                 -----------------    -----------------
     Trade payables                                                              $     3,810,626      $     2,339,488
     Accrued expenses                                                                  2,373,544            2,612,584
                                                                                 -----------------    -----------------

                                                                                 $     6,184,170            4,952,072
                                                                                 =================    =================


11. LONG-TERM DEBT

                                                                                       2005                 2004
                                                                                 -----------------    ------------------
     a)    Balance of purchase payable on the acquisition of Tranzmetal
           Inc., non-interest bearing, unsecured, due in January 2006.           $        120,851     $        113,224

     b)    Bank term loans secured by a first ranking universal hypothec, bearing interest at various rates between prime rate plus 0.5% and prime rate plus 1%. As at January 31, 2005, these loans were
           in process of being refinanced.                                                717,150              738,204

     c)    Bank term loans secured by a first ranking universal hypothec, bearing interest at variable rates from prime to prime plus 0.75% and from 6.51% to 7.18% per annum, due on various dates from May
           2005 to June 2008.                                                           2,629,464            3,820,570

     d)    Obligations under capital leases for furniture and fixtures and machinery and equipments and rolling stock subject to various monthly repayments including imputed interest at variable rates between 5.65%
           and 9% per annum, up to various dates between April
           2005 and April 2009.                                                         1,239,588            1,656,911
                                                                                 -----------------    ------------------

     Balance carried forward                                                            4,707,053            6,328,009
                                                                                 -----------------    ------------------

DECTRON INTERNATIONALE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 AND JANUARY 31, 2004

(Amounts Expressed in United States Dollars)                            PAGE 19
-------------------------------------------------------------------------------


11. LONG-TERM DEBT (CONTINUED)

                                                                                       2005                 2004
                                                                                 -----------------    ------------------

     Balance brought forward                                                     $      4,707,053     $      6,328,009

     e)    Others                                                                          12,730               17,841

     f)    Long-term debt repaid during the year                                                -               34,722
                                                                                 -----------------    ------------------

                                                                                        4,719,783            6,381,472

           Current portion                                                              2,348,870            1,226,865
                                                                                 -----------------    ------------------

                                                                                 $      2,370,913     $      5,154,607
                                                                                 =================    ==================

      Future payment obligations are as follows:

                                                          Future minimal            Interest
                                  Future principal        lease payments           included in              Total
                                       payment             under capital         future minimal           principal
                                     obligations              leases             lease payments          repayments
                                  ------------------     ------------------     ------------------    ------------------

     2006                         $      1,861,084       $         559,608      $         (71,822)    $      2,348,870
     2007                                  396,186                 341,365                (37,691)             699,860
     2008                                  674,686                 301,852                (17,382)             959,156
     2009                                  151,863                 104,459                 (6,742)             249,580
     2010                                  123,664                  66,753                   (812)             189,605
     Thereafter                            272,712                       -                      -              272,712
                                  ------------------     ------------------     ------------------    ------------------

                                  $      3,480,195       $       1,374,037      $        (134,449)           4,719,783
                                  ==================     ==================     ==================    ==================


12.   CAPITAL STOCK

      Authorized

          An unlimited number of preferred shares, cumulative, voting, no par value

          An unlimited number of common shares, voting, no par value

      Issued

                                                                                      2005                 2004
                                                                                 ----------------     ----------------

               3,155,000 Common shares (2004:  2,973,750)                        $     6,873,335      $     7,128,154
                                                                                 ================     ================

DECTRON INTERNATIONALE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 AND JANUARY 31, 2004

(Amounts Expressed in United States Dollars)                            PAGE 20
-------------------------------------------------------------------------------


12. CAPITAL STOCK (CONTINUED)

    Issued (continued)

    During the fiscal year ended January 31, 2005, certain employees have exercised their options under the 1999 Stock Option Plan. Consequently, 181,250 (2004: 54,250) common shares were issued for a total consideration of $543,750 (2004: $162,750)

    EMPLOYEE STOCK OPTION PLAN

    In 1999, the Company adopted a Stock Option Plan (the "1999 Plan") pursuant to which 650,000 shares of Common Stock are reserved for issuance, no options are currently issued and outstanding since the plan expired in November 2004.

    On September 2, 1999, the Board granted options under the Stock Option Plan to certain members of the Board and certain employees. Subject to certain limitations, the options granted are exercisable one year after issuance. Subsequent to the one-year anniversary date of the grant, the option holders may exercise the option up to 25% of the total options per year for the following four years. Each of the options were fully exercisable on November 4, 2003, and expire on November 4, 2004. The exercise price of the option is $3.00.

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

DECTRON INTERNATIONALE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 AND JANUARY 31, 2004

(Amounts Expressed in United States Dollars)                            PAGE 21
-------------------------------------------------------------------------------


12. CAPITAL STOCK (CONTINUED)

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

    A summary of the status of the company's stock option plans are as follows:

                                         2005                           2004                            2003
                              ---------------------------    ---------------------------    -----------------------------
                                              WEIGHTED                       WEIGHTED                        WEIGHTED
                                               AVERAGE                        AVERAGE                         AVERAGE
                               NUMBER OF      EXERCISE        NUMBER OF      EXERCISE        NUMBER OF        EXERCISE
                                OPTIONS         PRICE          OPTIONS         PRICE          OPTIONS           PRICE
                              ------------   ------------    ------------   ------------    ------------    -------------
      Outstanding,                295,750    $       3.44        357,000    $       3.39        455,000     $      3.32
      beginning of year
      Granted                           -               -              -               -              -               -
      Exercised                  (181,250)           3.00        (54,250)           3.00        (74,500)           3.00
      Cancelled                    (6,000)           3.00         (7,000)           4.20        (23,500)           3.28
                              ------------   ------------    ------------   ------------    ------------    -------------

      Outstanding, end of
      year                        108,500    $       4.20        295,750    $       3.44        357,000     $      3.39
                              ============   ============    ============   ============    ============    =============
      Options, exercisable,
      end of year                  81,375                        235,250                        194,000
                              ============                   ============                   ============

DECTRON INTERNATIONALE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 AND JANUARY 31, 2004

(Amounts Expressed in United States Dollars)                            PAGE 22
-------------------------------------------------------------------------------

12. CAPITAL STOCK (CONTINUED)

    EMPLOYEE STOCK OPTION PLAN (CONTINUED)

    The following table summarizes information about fixed stock options outstanding:

                                                                                2005
                                            -----------------------------------------------------------------------------
                                                        OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                            --------------------------------------------    -----------------------------
                                                             WEIGHTED
                                                              AVERAGE
                                                             REMAINING        WEIGHTED                        WEIGHTED
                                                              YEARS OF        AVERAGE                         AVERAGE
      Exercisable price                      NUMBER OF       CONTRACTUAL      EXERCISE       NUMBER OF        EXERCISE
      -----------------                       OPTIONS           LIFE           PRICE          OPTIONS          PRICE
                                            ------------    -------------   ------------    ------------    -------------
      $       3.00                                    -           -                 -                 -             -
              4.20                              108,500         5.9              4.20            81,375          4.20
                                            ------------    ------------    ------------    ------------    -------------

                                                108,500         5.9         $    4.20            81,375     $    4.20
                                            ============    ============    ============    ============    =============

    SHARE PURCHASE PLAN RECEIVABLE

    The SEC staff Accounting Bulletins require that accounts or notes receivable arising from transactions involving capital stock should be presented as deductions from shareholders' equity and not as assets. Accordingly, in order to comply with U.S. GAAP, stockholders' equity has been reduced by $798,569 at January 31, 2005 (reduced by $170,819 - 2004), to reflect the loans due from certain employees and officers, which relate to the purchase of common shares of the company.


13. NET RESTRUCTURING AND OTHER UNUSUAL ITEMS

    In fiscal 2005, the company recorded $551,607 (2004: $911,407) of net restructuring and other unusual items which is comprised of a charge for consolidation and other costs related to restructuring of Tranzmetal Inc., a company acquired on February 1, 2003.

    In fiscal 2003, the company recorded $132,342 of unusual items in respect of a write-down of uncollectible loans receivable.

DECTRON INTERNATIONALE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 AND JANUARY 31, 2004

(Amounts Expressed in United States Dollars)                            PAGE 23
-------------------------------------------------------------------------------



14. INCOME TAXES

                                                                   2005                 2004                 2003
                                                             -----------------    ------------------   ------------------
     a)   Current                                            $       482,179      $       439,646      $       611,869
          Deferred                                                   102,660             (204,542)             (34,459)
                                                             -----------------    ------------------   ------------------

                                                             $       584,839      $       235,104      $       577,410
                                                             =================    ==================   ==================

     b)   Income taxes at Canadian statutory rates:          $        42,110      $       645,257      $       834,981

          Increase (decrease) resulting from:
          Large corporation tax                                            -                    -               13,635
          Manufacturing and processing deduction                     (94,978)            (114,251)            (164,161)
          Non-deductible expenses                                     66,724               59,631               61,183
          Temporary differences                                      493,626             (142,437)             (44,668)
          Difference between Canadian statutory rates and
          those applicable to foreign subsidiaries                     8,678                8,412              (11,067)
          Adjustment for prior year's taxes                          100,494             (233,313)             (51,334)
          Other                                                      (31,815)              11,805              (61,159)
                                                             -----------------    ------------------   ------------------

          Effective income taxes                             $       584,839      $       235,104      $       577,410
                                                             =================    ==================   ==================

      c) Deferred income taxes represent the tax charges derived from temporary differences between amortization of property, plant and equipment and recognition of deferred revenue, and the actual amounts deducted from or added to the taxable income.

          The component of deferred tax assets and deferred tax liabilities are as follows:

                                                                  2005                                2004
                                                     --------------------------------    -------------------------------
                                                                Deferred                            Deferred
                                                     --------------------------------    -------------------------------
                                                          Tax               Tax               Tax              Tax
                                                         Assets         Liabilities          Assets        Liabilities
                                                     ---------------   --------------    --------------   --------------
           Non-current
              Deferred revenue                       $     458,213     $           -     $     530,150    $           -
              Operating loss and credit                    194,869                 -           411,719                -
           carryforwards
              Property, plant and equipment                      -           385,331                 -          543,039
              Intangibles and goodwill                           -            13,332                 -           23,217
                                                     ---------------   --------------    --------------   --------------

           Total non-current                               653,082     $     398,663     $     941,869    $     566,256
                                                     ---------------   --------------    --------------   --------------

           Total net deferred tax assets             $     254,419                       $     375,613
                                                     ===============   ==============    ==============   ==============

DECTRON INTERNATIONALE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 AND JANUARY 31, 2004

(Amounts Expressed in United States Dollars)                            PAGE 24
-------------------------------------------------------------------------------



14. INCOME TAXES (CONTINUED)

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

    d) The company has operating losses of $2,256,000, which can be used to reduce future taxable income. The potential tax benefits of $699,775 relating to the losses have not been recognized in the company's accounts. The deductibility of these losses expire between 2006 and 2012.

    e) The company has unused investment tax credits of $212,645 which are deductible from the income taxes payable in future years. No deferred income tax asset regarding these investment tax credits has been accounted for.


15. DISCONTINUED OPERATIONS

    a) In accordance with a plan initiated in fiscal year 2004, the corporation has sold selected assets related to the industrial products and sheet metal divisions of its subsidiary IPAC 2000 Inc., for $1,200,996. As a result of the sale, the subsidiary has changed its name to Liberty Drive Property Inc.. The allocation of the sale price is summarized as follows:

        Current assets                                     $        370,996
        Property and equipment                                      330,000
        Goodwill                                                    500,000
                                                           ----------------

                                                           $      1,200,996
                                                           ================

        In exchange for the assets sold, the corporation received $950,996 in cash and $250,000 as a note described in detail under note 6 of these financial statements.

        On February 3, 2005, the corporation entered into a contract to sell the land, building and building improvements of its subsidiary Liberty Drive Property Inc. Based on the quoted market price in the contract of $2,500,000, its has been determined that an impairment exists. An adjustment of $414,991 has been made to write the assets down to its fair value, and a loss was recorded as the difference between the carrying value and the fair value.

b) On November 29, 2002, the company completed the sale of the Electric Heat Products Division for a total cash consideration of $961,640 plus a balance of sale of $440,979. The sale resulted in a net gain of $190,262 (2004: $90,332; 2003: $590,686), net of tax of $69,001 (2004:
        $20,770; 2003: $198,668). As at January 31, 2005, the remaining balance of sale amounted to $221,562. This balance of sale bears interest at the bank's prime rate plus 1%, repayable in 11 monthly instalments of $20,142. Due to the uncertainty of the collectibility, a reserve for the full balance of sale has been accounted for.

DECTRON INTERNATIONALE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 AND JANUARY 31, 2004

(Amounts Expressed in United States Dollars)                            PAGE 25
-------------------------------------------------------------------------------


15. DISCONTINUED OPERATIONS (CONTINUED)

    Net assets related to discontinued operations included in the consolidated balance sheets are as follows:

                                                                                      2005                 2004
                                                                                 ----------------     ----------------
      Cash                                                                       $          6,518     $         63,114
      Accounts receivable                                                                  58,871              434,160
      Inventory                                                                                 -              775,375
      Property, plant and equipment                                                     3,306,524                    -
      Other current assets                                                                 42,630               40,976
                                                                                 ----------------     ----------------

      Current assets held by discontinued operations                                    3,414,543            1,313,625

     Property, plant and equipment                                                              -            3,813,427
     Intangibles                                                                                -               78,951
                                                                                 ----------------     ----------------

     Long-lived assets held by discontinued operations                                          -            3,892,378
                                                                                 ----------------     ----------------

     Accounts payable                                                                    (341,884)            (402,889)
                                                                                 ----------------     ----------------

     Current liabilities held by discontinued operations                                 (341,884)            (402,889)
                                                                                 ----------------     ----------------

     Net assets of discontinued operations                                       $      3,072,659     $      4,803,114
                                                                                 ================     ================

      The results of discontinued operations included in the consolidated statements of operations are summarized as follows:

                                                                  2005                 2004                 2003
                                                            -----------------    -----------------     ----------------
      Sales                                                 $      1,347,101     $      2,722,094      $     3,597,245
      Cost of sales                                                1,798,692            3,982,440            4,023,058
                                                            -----------------    -----------------     ----------------

      Gross profit                                                  (451,591)          (1,260,346)            (425,813)
                                                            -----------------    -----------------     ----------------

      Operating expenses                                             152,185              746,011              863,339
      Depreciation and amortization                                  410,245              413,435              365,135
      Interest expense                                                     -               36,236              250,066
      Impairment loss                                                414,991                    -                    -
                                                            -----------------    -----------------     ----------------

                                                                     977,421            1,195,682            1,478,540
                                                            -----------------    -----------------     ----------------

DECTRON INTERNATIONALE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 AND JANUARY 31, 2004

(Amounts Expressed in United States Dollars)                            PAGE 26
-------------------------------------------------------------------------------



15. DISCONTINUED OPERATIONS (CONTINUED)

                                                                  2005                 2004                 2003
                                                            -----------------    -----------------     ----------------
      Loss before income taxes                                   (1,429,012)          (2,456,028)            (1,904,353)
      Income taxes (recovery)                                             -            1,174,826               (347,632)
                                                            -----------------    -----------------     ----------------

      Net loss                                                   (1,429,012)          (3,630,854)            (1,556,721)
      Gain on sale of discontinued operations (net of
      income taxes)                                                 889,694               90,332                590,686
                                                            -----------------    -----------------     ----------------

                                                            $      (539,318)     $    (3,540,522)      $       (966,035)
                                                            =================    =================     ================


    Cash flows from discontinued operations included in the consolidated statements of cash flows are as follows:

                                                                   2005                 2004                 2003
                                                              ----------------     ----------------     ----------------
      Operating activities                                    $       958,930      $    (1,299,420)     $    (1,160,705)
                                                              ----------------     ----------------     ----------------

      Investing activities                                            (95,295)              (1,333)             101,904
                                                              ----------------     ----------------     ----------------

      Financing activities                                                  -                    -           (2,843,613)
                                                              ----------------     ----------------     ----------------

      Net variation in cash                                            56,596              (40,650)             (14,654)
                                                              ----------------     ----------------     ----------------

      Effect of foreign currency exchange rate on cash               (222,693)            (541,321)            (159,532)
      Gain from discontinued operations, before taxes                (966,659)            (111,102)            (789,354)
      Proceeds from discontinued operations                         1,460,259              111,102              961,640
                                                              ----------------     ----------------     ----------------

      Total effect of discontinued operations                 $     1,191,137      $    (1,882,724)     $    (3,904,314)
                                                              ================     ================     ================


16. STATEMENT OF CASH FLOWS

    During the year, the company acquired capital assets for a total amount of $411,197 (2004: $1,798,908; 2003: $1,459,159), including capital assets acquired for an amount of $42,148 (2004: $491,606; 2003: $791,423) by means of capital leases. Cash payments of $369,049 (2004: $1,307,302; 2003:
    $667,736) were made to purchase the capital assets.

DECTRON INTERNATIONALE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 AND JANUARY 31, 2004

(Amounts Expressed in United States Dollars)                            PAGE 27
-------------------------------------------------------------------------------



17. COMMITMENTS AND CONTINGENCIES

    a) The company is committed to payments under operating leases for its premises totaling $4,035,179. Annual payments for the next five years are as follows:

       2006                                                $        909,060
       2007                                                         777,888
       2008                                                         780,760
       2009                                                         782,428
       2010                                                         785,583
                                                           -----------------

                                                           $      4,035,719
                                                           =================

    b) As at January 31, 2005, the company is a defendant in various legal proceedings arising from actions of its clients or suppliers. Neither the possible outcome nor the amount of possible settlement can be foreseen. Therefore, no provision has been made in these consolidated financial statements.


18. SEGMENTED INFORMATION

                                                                 2005                 2004                 2003
                                                           -----------------    -----------------    -----------------
    a)  The breakdown of sales by geographic area is
        as follows:

        Canada                                             $    21,453,215      $    18,073,085      $    14,235,583
        United States of America                                18,180,705           19,799,256           18,164,927
        International                                            1,276,681            1,782,581            2,024,381
                                                           -----------------    -----------------    -----------------

                                                           $    40,910,601      $    39,654,922      $    34,424,891
                                                           =================    =================    =================

     b)   The breakdown of identifiable assets by geographic area is as follows:

          Canada                                           $    31,644,024      $    33,334,783      $    26,391,369
          United States                                          4,043,894            5,794,667            7,938,826
                                                           -----------------    -----------------    -----------------

                                                           $    35,687,918      $    39,129,450      $    34,330,195
                                                           =================    =================    =================


19. FINANCIAL INSTRUMENTS AND CREDIT RISK

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of cash, accounts receivable, bank loans and accounts payable approximately correspond to their book value given their short-term maturity. The carrying amount of long-term debt approximates fair value because interest rates are close to market value.

DECTRON INTERNATIONALE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 AND JANUARY 31, 2004

(Amounts Expressed in United States Dollars)                            PAGE 28
-------------------------------------------------------------------------------



19. FINANCIAL INSTRUMENTS AND CREDIT RISK (CONTINUED)

    CREDIT RISK

    The company is exposed to credit risk on the accounts receivable from its customers. In order to reduce its credit risk, the company has adopted credit policies, which include the analysis of the financial position of its customers and the regular review of their credit limits. In some cases, the company may require bank letters of credit.


20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                  2005                 FIRST QUARTER    SECOND QUARTER     THIRD QUARTER     FOURTH QUARTER         TOTAL
                                      ---------------  ----------------   ---------------   ----------------   ---------------
      Sales                           $  10,229,096    $   10,988,159    $   11,020,743    $   8,672,603     $   40,910,601
      Gross Profit                        3,270,439         2,745,525         2,894,036        2,739,635         11,649,635
      Operating earnings (loss)           1,067,636           461,526           632,945         (990,214)         1,171,893
      Earnings (loss) from
      continuing operations net
      of taxes                              383,230           255,653            35,411       (1,123,382)          (449,088)
      Discontinued operations,
      net of tax                           (270,577)         (679,228)           38,786         (517,993)        (1,429,012)
      Gain on disposal of
      discontinued operations,
      net of tax                                  -           550,677           180,836          158,181            889,694
      Net earnings (loss)                   112,653           127,102           255,033       (1,483,194)          (988,406)
      Net earnings (loss) per
      common share, basic and
      diluted:
        Continuing operations                  0.13              0.08              0.01            (0.36)             (0.14)
        Discontinued operations               (0.09)           (0.21)              0.01            (0.18)             (0.47)
        Disposal of discontinued
        operations                                -              0.17              0.06             0.06               0.29
        Net earnings (loss)                    0.04              0.04              0.08            (0.48)             (0.32)
      Average number of common
      shares outstanding                  2,973,750         3,155,000         3,037,254        3,066,851          3,066,851

DECTRON INTERNATIONALE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005 AND JANUARY 31, 2004

(Amounts Expressed in United States Dollars)                            PAGE 29
-------------------------------------------------------------------------------



20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                  2005                 FIRST QUARTER    SECOND QUARTER     THIRD QUARTER     FOURTH QUARTER         TOTAL
                                      ---------------  ----------------   ---------------   ----------------   ---------------
      Sales                           $  10,147,331    $   12,343,154    $   11,144,889    $   6,019,548     $   39,654,922
      Gross Profit                        2,932,332         3,100,950         3,114,111        5,223,587         14,370,980
      Operating earnings                    135,782           311,003           214,580        2,689,242          3,350,607
      Earnings from continuing
      operations net of taxes                86,825            99,831            28,868        1,627,494          1,843,018
      Discontinued operations,
      net of tax                                  -                 -                 -       (3,630,854)        (3,630,854)
      Gain on disposal of
      discontinued operations,
      net of tax                                  -                 -                 -           90,332             90,332
      Net earnings (loss)                    59,770            68,724            19,873       (1,845,871)        (1,697,504)
      Net earnings (loss) per
      common share, basic and
      diluted:
        Continuing operations                  0.02              0.02              0.01             0.57               0.62
        Discontinued operations                   -                 -                 -            (1.22)             (1.22)
        Disposal of discontinued
        operations                                -                 -                 -             0.03               0.03
        Net earnings (loss)                    0.02              0.02              0.01            (0.62)             (0.57)
      Average number of common
      shares outstanding                  2,938,129         2,944,561         2,919,500        2,973,750          2,973,750