Form 10-Q
period 2005-04-30
DECTRON INTERNATIONALE INC
filed 2005-06-14
CIK 1066042

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended April 30, 2005, or

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 14, 2005, there were 3,155,000 shares of common stock outstanding.

DECTRON INTERNATIONALE INC.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements......................................................................................   3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................   3

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................................   8

Item 4.  Controls and Procedures...................................................................................   9


PART II - OTHER INFORMATION


Item 1. Legal Proceedings..........................................................................................  10

Item 2. Changes in Securities and Use of Proceeds..................................................................  10

Item 3. Defaults Upon Senior Securities............................................................................  10

Item 4. Submission of Matters to a Vote of Security Holders........................................................  10

Item 5. Other Information..........................................................................................  10

Item 6. Exhibits and Reports on Form 8-K...........................................................................  10


SIGNATURES.........................................................................................................  11

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

See Pages F-1 through F-15.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussions and Analysis of Financial Conditions and Results of Operations ("MD&A") should be read in conjunction with the unaudited interim consolidated financial statements for the three months ended April 30, 2005 and the audited consolidated financial statements and MD&A for the year ended January 31, 2005. This MD&A is based on reported earnings in accordance with United States generally accepted accounting principles (GAAP).

Dectron's interim consolidated financial statements have been prepared using the same accounting policies as described in note 1 of Dectron's audited consolidated financial statements for the year ended January 31, 2005. Please refer to Note 2 of the interim consolidated financial statements for the three months ended April 30, 2005 for further information.

Quarterly reports, the annual report and supplementary information filed with the U.S. Securities and Exchange commission, including the annual report on form 10-K and the quarterly report on form10-Q and with the Canadian Securities regulatory authorities, can be found on-line at www.sedar.com and www.sec.gov respectively, as well as on our corporate Web site at www.dectron.com.

FORWARD-LOOKING INFORMATION

Certain statements contained in this MD&A constitute forward-looking statements within the meaning of Section 27A Of the Securities Act of 1933, as amended, and section 21E of the Exchange Act of 1934. Forward-looking statements include, but are not limited to, Dectron Internationale's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this MD&A are based on information available to Dectron Internationale on the date hereof, and Dectron Internationale assumes no obligation to update any such forward-looking statement. Dectron Internationale's actual results could differ materially from those in such forward-looking statements.

CRITICAL ACCOUNTING POLICIES

Dectron's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

o Revenue Recognition
o Deferred Revenue
o Intangible Assets and Goodwill
o Foreign currency translation
o Accounting for Income Taxes

REVENUE RECOGNITION

Dectron recognizes revenue for finished products when the goods are shipped and title passes to the customer, provided that there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exist, the sales price is fixed or determinable, and collectibility is deemed probable.

DEFERRED REVENUE

Dectron has sold extended warranty contracts covering a period of four to nine years beyond the one year basic guarantee. The deferred revenue is recognized as income over the four to nine year period on a straight-line basis commencing one year from the sale of the contracts.

INTANGIBLE ASSETS AND GOODWILL

Dectron accounts for intangible assets and goodwill in accordance with Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets", which was adopted by Dectron on February 1, 2002 in accordance with that statement, goodwill and intangible assets with indefinite lives are no longer amortized, but rather tested for impairment at least annually. Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired in a purchase business combination. Intangible assets with estimable useful lives, consisting of patents, trademarks, and rights, are amortized on a straight-line basis over the estimated useful lives of 5 to 15 years, and are reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment of Long-Lived Assets".

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

FOREIGN CURRENCY TRANSLATION

Dectron maintains its books and records in Canadian dollars. Foreign currency transactions are translated using the temporal method. Under this method, all monetary items are translated into Canadian funds at the rate of exchange prevailing at balance sheet date. Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates. Transaction gains and losses are included in the determination of earnings for the year.

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

SELECTED FINANCIAL INFORMATION

                                                                    April 30, 2005   January 31, 2005
FINANCIAL POSITION

Cash and cash equivalents                                                1,269,646       1,075,220
Total Assets                                                            37,293,910      35,687,918
Total Debt                                                               4,431,017       4,719,783


Shareholder's equity                                                    11,201,706      11,317,367
- per common share
                                                                              3.55            3.59

Working capital                                                          4,137,658       4,417,339
Working capital ratio
                                                                             1.2:1           1.2:1

Weighted average number of common shares outstanding                     3,155,000       3,066,851
(basic and diluted)
Common shares outstanding                                                3,155,000       3,155,000

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months period ended April 30, 2005 compared to Three months period ended April 30, 2004.

         Revenues for the three months period ended April 30, 2005 were $ 10,910,643, a 6.66% increase over prior year revenues of $ 10,229,096. Dectron's sales growth reflects revenues arising primarily from its stronger presence in the Canadian market for commercial HVAC products and related services.

         Gross profit decreased by $ 274,626 to $ 2,995,813 over the same period. As a percentage of revenues, gross profit decreased from 31.97% to 27.46%. Despite certain productivity gains, the gross profit margin was adversely affected by higher raw material costs and aggressive pricing strategies in certain HVAC markets.

         Selling expenses increased by $ 108,091 in the three months period ended April 30, 2005 compared to $ 1,216,521 for the period ended April 30, 2004. As a percentage of revenues, selling and marketing expenses increased from
11.89 to 12.14%.

         General and administrative expenses increased by $ 149,554 to $ 1,004,576 compared to $ 854,962 for the period ended April 30, 2004. As a percentage of revenues, general and administrative increased from 8.36% to 9.21%.

         Amortization expenses slightly increased to $ 323,362 in the three months period ending April 30, 2005 compared to $ 314,578 in 2004 following the acquisition of new machinery and equipment during the last fiscal year. As a percentage of revenues, amortization expenses decreased from 3.08% to 2.96%.

         Financing expenses decreased from $ 383,476 to $ 233,650, a decrease of $ 149,826. As a percentage of revenues, financing expenses decreased from 3.75% to 2.14%. The lower interest expense is due primarily to repayments of short-term debt and long-term debt during the last fiscal year.

         Provisions for Income tax as a percentage of taxable income decreased from 35.80% for the three months ended April 30, 2004 to 31.02% for 2004. Tax expenses have decreased by $145,298 due to a decrease in taxable revenue.

         Mostly as a result of a lower margin and higher selling and administration expenses, net earnings before discontinued operation was $ 75,653 compared to $ 321,584 for the three months period ending April 30, 2004. As a percentage of sales, net earnings before discontinued operations decrease from 3.14% to 0.69%.

         Losses from discontinued operations net of taxes for the three months period ending April 30, 2005 was $ 98,327 compared to $ 270,577 in the corresponding period in 2004, both resulting from the discontinued operations of Liberty Drive Property, Inc.

         Gain on disposal of discontinued operations was $ 63,576 for the three months period ending April 30, 2005 compared to $ 71,646 for the comparative period in 2004.

         As a result of the above factors, net earnings in the three months period ending April 30, 2005 was $ 40,902 compared to earnings of $ 112,653 in the corresponding period in 2004. .

LIQUIDITY AND CAPITAL RESOURCES

Dectron had a positive net change in cash of $ 194,426 for the three months period ended April 30, 2005. The principal source of cash was from accounts payables in the amount of $ 1,876,172. The principal uses of cash were an increase in accounts receivables of $ 770,999 and an increase in inventory of $ 596,886.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our significant contractual obligations as of April 30, 2005 are for debt and operating leases. Debt by year of maturity and future rental payments under operating lease agreements are presented below. As of April 30, 2005, we had an outstanding balance on our line of credit of $ 11,860,201 and do not have any purchase obligations. We have not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

-----------------------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS             PAYMENTS DUE BY PERIOD

-----------------------------------------------------------------------------------------------------------------------
                                         Total       Less than 1 year      1-3 years       4-5 years      After 5 years
-----------------------------------------------------------------------------------------------------------------------
Balance of Sale                             119,189           119,189      -               -              -

-----------------------------------------------------------------------------------------------------------------------
Other long term debt                      4,311,828         2,157,994       1,510,110       327,737         315,987

-----------------------------------------------------------------------------------------------------------------------
Total Long term debt                      4,431,017         2,277,183       1,510,110       327,737         315,987

-----------------------------------------------------------------------------------------------------------------------
Operating lease                           5,969,658           896,563       1,537,222     1,546,456       1,989,417

-----------------------------------------------------------------------------------------------------------------------

Management believes that these commitments will be satisfied with current operating cash flow.

OUTLOOK

While the demand for its products has held steady due to a favorable economic environment in recent years, the Company has nevertheless faced fierce competition in the North American HVAC industry, a significant appreciation in the Canadian dollar and a sharp rise in raw material costs. What's more, the initially established manufacturing capacity based on greater demand notably from the high-technology sector had to be reduced. Dectron's results have therefore been adversely affected by several divestitures in recent years.

Management believes that the Canadian dollar and raw material prices have stabilized and that progress has been made in regard to productivity. In fact, various manufacturing operations have been consolidated and certain non-strategic low-yielding assets have been sold and others will be sold shortly. Accordingly, the Company does not expect to incur any significant losses from discontinued operations for the current fiscal year.

Based on selective price increases and further improvements in efficiency, management is confident that the Company will increase profit margins to historical levels as of the current fiscal year (from 27.46% currently to approximately 30%). In addition, Dectron's growth avenues, namely indoor air security and water generation, are expected to bring substantial sales, which would have a direct impact on the Company's overall profitability. All in all, management feels that Dectron now benefits from a stronger foundation to drive sustained growth and profitability.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Risk Management

Dectron is exposed to fluctuations in foreign currency exchange rates and interest rates. To manage certain of those exposures, we use futures, options and swaps. The instruments we utilize in our hedging activities are viewed as risk management tools, involve little complexity and are not used for trading or speculative purposes. Management believes that we satisfactorily diversify the counterparts used and monitor the concentration of risk to limit our counterpart exposure.

Interest Rate Risk

Dectron is exposed to market risk related to fluctuations in interest rates on its debt. Increases in prevailing interest rates could increase our interest payment obligations relating to variable rate debt. For example, a 100 basis point increase in interest rates would increase annual interest expense by $125,000.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

31.1     Certification of the Chief Executive Officer filed herewith pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of the Chief Financial Officer filed herewith pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of the Chief Executive Officer and Chief Financial Officer furnished herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)      Reports on Form 8-K

None.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DECTRON INTERNATIONALE INC.


June 14, 2005                      By: /s/ Mauro Parissi
                                       -----------------------------------------
                                           Mauro Parissi
                                           Chief Financial Officer

                           DECTRON INTERNATIONALE INC.
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2005

                           DECTRON INTERNATIONALE INC.
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2005





                                TABLE OF CONTENTS




Interim Consolidated Balance Sheets                                   F-2 - F-3

Interim Consolidated Statements of Earnings                           F-4 - F-5

Interim Consolidated Statements of Cash Flows                         F-6 - F-8

Interim Consolidated Statements of Stockholders' Equity                     F-9

Notes to Interim Consolidated Financial Statements                  F-10 - F-15

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT APRIL 30, 2005 AND JANUARY 31, 2005
(Amounts Expressed in United States Dollars)                              PAGE 2
--------------------------------------------------------------------------------



                                                                                  APRIL 30, 2005    JANUARY 31, 2005
                                                                                 ----------------   ----------------

 ASSETS

 CURRENT

      Cash                                                                       $      1,269,646   $      1,075,220
      Accounts receivable                                                              10,451,249          9,680,250
      Income taxes receivable                                                             124,541             87,805
      Inventory                                                                        10,641,080         10,044,194
      Prepaid expenses and sundry assets                                                  797,399            568,976
      Loans receivable                                                                     68,577             68,836
      Current assets held by discontinued operations                                    3,301,987          3,414,543
                                                                                 ----------------   ----------------

                                                                                       26,654,479         24,939,824

 LOANS RECEIVABLE                                                                       1,450,404          1,210,989

 PROPERTY, PLANT AND EQUIPMENT                                                          7,222,055          7,541,579

 INTANGIBLES                                                                               75,060             79,963

 GOODWILL                                                                               1,638,308          1,661,144

 DEFERRED INCOME TAXES                                                                    253,604            254,419

                                                                                 ----------------   ----------------

                                                                                 $     37,293,910   $     35,687,918
                                                                                 ================   ================


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT APRIL 30, 2005 AND JANUARY 31, 2005
(Amounts Expressed in United States Dollars)                              PAGE 3
--------------------------------------------------------------------------------



                                                                                APRIL 30, 2005      JANUARY 31, 2005
                                                                               ------------------   ------------------

 LIABILITIES

 CURRENT

      Bank loans                                                               $    11,860,201      $    11,642,981
      Accounts payable and accrued expenses                                          8,060,342            6,184,170
      Current portion of long-term debt                                              2,277,183            2,348,870
      Deferred revenue                                                                   4,580                4,580
      Current liabilities held by discontinued operations                              314,515              341,884
                                                                               ------------------   ------------------

                                                                                    22,516,821           20,522,485

 LONG-TERM DEBT                                                                      2,153,834            2,370,913

 DEFERRED REVENUE                                                                    1,421,549            1,477,153
                                                                               ------------------   ------------------

                                                                                    26,092,204           24,370,551
                                                                               ------------------   ------------------

 STOCKHOLDERS' EQUITY

 CAPITAL STOCK  (NOTE 3)                                                             6,873,335            6,873,335

 TREASURY STOCK                                                                        (88,780)             (88,780)

 ACCUMULATED OTHER COMPREHENSIVE INCOME                                              2,147,932            2,304,495

 RETAINED EARNINGS                                                                   2,269,219            2,228,317
                                                                               ------------------   ------------------

                                                                                    11,201,706           11,317,367
                                                                               ------------------   ------------------

                                                                               $    37,293,910      $    35,687,918
                                                                               ==================   ==================


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTH PERIOD ENDED APRIL 30, 2005 AND 2004
(Amounts Expressed in United States Dollars)                              PAGE 4
--------------------------------------------------------------------------------



                                                                              THREE MONTH         THREE MONTH
                                                                            ENDED APRIL 30,     ENDED APRIL 30,
                                                                                 2005                2004
                                                                           ----------------    ----------------

 SALES                                                                     $    10,910,643     $    10,229,096

      Cost of sales                                                              7,914,830           6,958,657
                                                                           ---------------     ---------------

 GROSS PROFIT                                                                    2,995,813           3,270,439
                                                                           ---------------     ---------------

 OPERATING EXPENSES

      Selling                                                                    1,324,612           1,216,521
      General and administrative                                                 1,004,516             854,962
      Depreciation and amortization                                                323,362             314,578
      Interest expense                                                             233,650             383,476
                                                                           ---------------     ---------------

                                                                                 2,886,140           2,769,537
                                                                           ---------------     ---------------


 EARNING BEFORE INCOME TAXES AND
 DISCONTINUED OPERATIONS                                                           109,673             500,902

      Income taxes                                                                  34,020             179,318
                                                                           ---------------     ---------------

 EARNINGS BEFORE DISCONTINUED OPERATIONS                                            75,653             321,584

      Loss from discontinued operations, net of tax                                (98,327)           (270,577)
      Gain on disposal of discontinued operations,
      net of tax                                                                    63,576              61,646
                                                                           ---------------     ---------------

 NET EARNINGS                                                              $        40,902     $       112,653
                                                                           ===============     ===============


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF  EARNINGS (CONTINUED)
FOR THE THREE MONTH PERIOD ENDED APRIL 30, 2005 AND 2004
(Amounts Expressed in United States Dollars)                              PAGE 5
--------------------------------------------------------------------------------



                                                                                    THREE MONTH           THREE MONTH
                                                                                  ENDED APRIL 30,       ENDED APRIL 30,
                                                                                        2005                  2004
                                                                                  -----------------     -----------------

 NET EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED

       Continuing operations                                                      $          0.02       $          0.11
       Discontinued operations                                                              (0.03)                (0.09)
       Disposal of discontinued operations                                                                         0.02
                                                                                             0.02
                                                                                  -----------------     -----------------

                                                                                  $          0.01       $          0.04
                                                                                  =================     =================

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

      Basic                                                                             3,155,000             2,973,750
      Diluted                                                                           3,155,000             2,973,750


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED APRIL 30, 2005 AND 2004
(Amounts Expressed in United States Dollars)                              PAGE 6
--------------------------------------------------------------------------------



                                                                                       THREE MONTH           THREE MONTH
                                                                                     ENDED APRIL 30,       ENDED APRIL 30,
                                                                                          2005                  2004
                                                                                    -----------------     -----------------
OPERATING ACTIVITIES

Net earnings from continuing operations                                             $          75,653     $         321,584

Adjustments to reconcile net earnings to net cash used
in operating activities:
     Depreciation and amortization                                                            323,362               314,578
     Decrease (increase) in accounts receivable                                              (770,999)              840,683
     Increase in inventory                                                                   (596,886)             (256,776)
     Increase in prepaid expenses and sundry assets                                          (228,423)             (395,412)
     Decrease in deferred income taxes                                                            815                90,956
     Increase in accounts payable and accrued expenses                                      1,876,172             1,534,862
     Decrease (increase) in income taxes receivable                                           (36,736)                -
     Increase (decrease) in income taxes payable                                                -                    51,639
     Increase (decrease) in deferred revenue                                                  (55,604)              (53,195)
                                                                                    -----------------     -----------------

Net cash provided by operating activities                                                     587,354             2,448,919
                                                                                    -----------------     -----------------


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTH PERIOD ENDED APRIL 30, 2005 AND 2004
(Amounts Expressed in United States Dollars)                              PAGE 7
--------------------------------------------------------------------------------



                                                                                     THREE MONTH          THREE MONTH
                                                                                   ENDED APRIL 30,      ENDED APRIL 30,
                                                                                        2005                 2004
                                                                                  ------------------   ------------------
  INVESTING ACTIVITIES

       Acquisition of property, plant and equipment                                        (38,131)              (2,493)
                                                                                  ------------------   ------------------

  Net cash used in investing activities                                                    (38,131)              (2,493)
                                                                                  ------------------   ------------------

  FINANCING ACTIVITIES

       Advances to loans receivable                                                       (239,156)             (53,637)
       Advances from (repayments of) bank loans                                            217,220             (906,943)
       Net advances from (repayments of) long-term debt                                   (288,766)            (243,753)
                                                                                  ------------------   ------------------

  Net cash provided by (used in) financing activities                                     (310,702)          (1,204,333)
                                                                                  ------------------   ------------------

  EFFECT OF FOREIGN CURRENCY EXCHANGE RATE ON CASH AND CASH
  EQUIVALENTS                                                                              (94,531)            (569,582)
                                                                                  ------------------   ------------------

  EFFECT OF DISCONTINUED OPERATIONS                                                         50,436              512,808
                                                                                  ------------------   ------------------


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE MONTH PERIOD ENDED APRIL 30, 2005 AND 2004
(Amounts Expressed in United States Dollars)                              PAGE 8
--------------------------------------------------------------------------------



                                                                                    THREE MONTH          THREE MONTH
                                                                                  ENDED APRIL 30,      ENDED APRIL 30,
                                                                                       2005                 2004
                                                                                 ------------------   ------------------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 194,426           1,185,319

 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            1,075,220           2,457,346
                                                                                 ------------------   ------------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $      1,269,646    $      3,642,665
                                                                                 ==================   ==================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      INTEREST PAID                                                               $        211,243    $        288,168
                                                                                 ==================   ==================

      INCOME TAXES PAID                                                           $        179,390    $         94,016
                                                                                 ==================   ==================


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTH PERIOD ENDED APRIL 30, 2005
(Amounts Expressed in United States Dollars)                              PAGE 9
--------------------------------------------------------------------------------



                                                                        CUMULATIVE            OTHER
                                                                         RETAINED         COMPREHENSIVE        TREASURY
                                   NUMBER              AMOUNT            EARNINGS            INCOME              STOCK
                                ----------------   ---------------   -----------------  ------------------  ----------------
 Balance January 31, 2002            2,795,000     $    6,752,933    $    3,778,015     $     (591,822)     $     (88,780)
                                ================   ===============   =================  ==================  ================

 Share purchase plan
 receivable                            -           $     (119,010)   $       -          $       -           $     -
 Issuance of shares                    124,500            502,300            -                  -                 -
 Foreign currency translation          -                  -                  -                 463,058            -
 Net earnings for the year             -                  -               1,136,212             -                 -
                                ----------------   ---------------   -----------------  ------------------  ----------------

 Balance January 31, 2003            2,919,500     $    7,136,223    $    4,914,227     $     (128,764)     $     (88,780)
                                ================   ===============   =================  ==================  ================

 Share purchase plan
 receivable                            -           $     (170,819)   $       -          $       -           $     -
 Issuance of shares                     54,250            162,750            -                  -                 -
 Foreign currency translation          -                  -                  -               1,692,836            -
 Net earnings for the year             -                  -              (1,697,504)           -                  -
                                ----------------   ---------------   -----------------  ------------------  ----------------

 Balance January 31, 2004            2,973,750     $    7,128,154    $    3,216,723     $    1,564,072      $     (88,780)
                                ================   ===============   =================  ==================  ================

 Share purchase plan
 receivable                             -          $     (798,569)   $       -          $       -           $       -
 Issuance of shares                    181,250            543,750            -                  -                   -
 Foreign currency translation           -                 -                  -                 740,423              -
 Net loss for the year                  -                 -                (988,406)            -                   -
                                ----------------   ---------------   -----------------  ------------------  ----------------

 Balance, January 31, 2005           3,155,000     $    6,873,335    $    2,228,317     $    2,304,495      $     (88,780)
                                ================   ===============   =================  ==================  ================


 Share purchase plan
 receivable                             -          $      -          $       -          $       -           $       -
 Issuance of shares                     -                 -                  -                  -                   -
 Foreign currency translation           -                 -                  -                (156,563)             -
 Net earnings for the period            -                 -                  40,902             -                   -
                                ----------------   ---------------   -----------------  ------------------  ----------------

 Balance, April 30, 2005             3,155,000     $    6,873,335    $    2,269,219     $    2,147,932      $     (88,780)
                                ================   ===============   =================  ==================  ================


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND JANUARY 31, 2005
(Amounts Expressed in United States Dollars)                             PAGE 10
--------------------------------------------------------------------------------



1.    NOTICE OF NO AUDITOR REVIEW OF THE INTERIM CONSOLIDATED FINANCIAL

      The interim consolidated financial statements are the responsibility of the Company's management and have been approved by its Board of Directors. The Company's independent auditor has not performed a review of these Interim financial statements in accordance with the standards established by the Canadian Institute of Chartered Accountants for a review of interim financial statements by an entity's auditor.

2.    SIGNIFICANT ACCOUNTING POLICIES

      These unaudited interim consolidated financial statements have been prepared in accordance with United State generally accepted accounting principles, using the same accounting principles as those mentioned in
      Note 1 to the consolidated financial statements for the year ended January 31, 2005. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended January 31, 2005. These consolidated financial statements require management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the notes thereto. Actual results could differ from these estimates.

      BASIS OF CONSOLIDATED FINANCIAL STATEMENTS PRESENTATION

      These consolidated financial statements include the accounts of Dectron Internationale Inc., Dectron Inc. Consolidated, Circul-aire Group and International Water Makers Inc.

      Dectron Inc. Consolidated is comprised of Dectron Inc. and of its wholly-owned subsidiaries, Refplus Inc., Thermoplus Air Inc., Dectron U.S.A. Inc. and Liberty Drive Property, Inc. (formely Ipac 2000 Inc).

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

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND JANUARY 31, 2005
(Amounts Expressed in United States Dollars)                             PAGE 11
--------------------------------------------------------------------------------



2.    SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      RECENT ACCOUNTING CHANGES

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

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND JANUARY 31, 2005
(Amounts Expressed in United States Dollars)                             PAGE 12
--------------------------------------------------------------------------------



3.    CAPITAL STOCK

      Authorized

          An unlimited number of preferred shares, cumulative, voting, no par value

          An unlimited number of common shares, voting, no par value

      Issued
                                                APRIL 30,         JANUARY 31,
                                                  2005               2005
                                             ----------------   ----------------

               3,155,000 Common shares       $     6,873,335    $     6,873,335
                                             ================   ================


      During the fiscal year ended January 31, 2005, certain employees have exercised their options under the 1999 Stock Option Plan. Consequently, 181,250 common shares were issued for a total consideration of $543,750.

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

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND JANUARY 31, 2005
(Amounts Expressed in United States Dollars)                             PAGE 13
--------------------------------------------------------------------------------




3.    CAPITAL STOCK (CONTINUED)

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

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND JANUARY 31, 2005
(Amounts Expressed in United States Dollars)                             PAGE 14
--------------------------------------------------------------------------------



3.    CAPITAL STOCK (CONTINUED)

      EMPLOYEE STOCK OPTION PLAN (CONTINUED)

      A summary of the status of the company's stock option plans are as follows:

                                     APRIL 30, 2005                  JANUARY 31, 2005                   JANUARY 31, 2004
                              -----------------------------    -----------------------------    ---------------------------------
                                                WEIGHTED                         WEIGHTED                           WEIGHTED
                                                 AVERAGE                         AVERAGE                             AVERAGE
                               NUMBER OF        EXERCISE        NUMBER OF        EXERCISE        NUMBER OF          EXERCISE
                                OPTIONS           PRICE          OPTIONS           PRICE          OPTIONS             PRICE
                              -------------    ------------    -------------   -------------    -------------   -----------------
      Outstanding,                 108,500     $       4.20        295,750     $       3.44         357,000     $      3.39
      beginning of year
      Granted                         -                  -            -                  -             -                -
      Exercised                       -                  -        (181,250)            3.00         (54,250)           3.00
      Cancelled                       -                  -          (6,000)            3.00          (7,000)           4.20
                              -------------    ------------    -------------   -------------    -------------   -----------------

      Outstanding, end of
      year                         108,500     $       4.20        108,500     $       4.20         295,750     $      3.44
                              =============    ============    =============   =============    =============   =================
      Options, exercisable,
      end of year                   81,375                          81,375                          235,250
                              =============                    =============                    =============

      The following table summarizes information about fixed stock options outstanding:

                                                                             APRIL 30, 2005
                                         ----------------------------------------------------------------------------------------
                                                       OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                         -------------------------------------------------    -----------------------------------
      Exercisable price                                      WEIGHTED
      -----------------                                       AVERAGE
                                                             REMAINING         WEIGHTED
                                                              YEARS OF         AVERAGE                         WEIGHTED AVERAGE
                                           NUMBER OF        CONTRACTUAL        EXERCISE        NUMBER OF           EXERCISE
                                            OPTIONS             LIFE            PRICE           OPTIONS              PRICE
                                         ---------------    -------------    -------------    -------------    ------------------
      $       3.00                              -                 -                 -                -                    -
              4.20                           108,500             5.9                 4.20          81,375                  4.20
                                         ---------------    -------------    -------------    --------------     ----------------

                                             108,500             5.9         $       4.20          81,375        $         4.20
                                         ===============    =============    =============    ==============     ================

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

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
 APRIL 30, 2005 AND JANUARY 31, 2005
(Amounts Expressed in United States Dollars)                             PAGE 15
--------------------------------------------------------------------------------


4.  SEGMENTED INFORMATION


                                                                                     APRIL 30,             JANUARY 31,
                                                                                        2005                  2005
                                                                                 -------------------    ------------------
     a)   The breakdown of sales by geographic area is as follows:

          Canada                                                                  $      6,375,626      $    21,453,215
          United States of America                                                       4,168,253           18,180,705
          International                                                                    366,764            1,276,681
                                                                                 -------------------    ------------------

                                                                                  $     10,910,643      $    40,910,601
                                                                                 ===================    ==================

     b) The breakdown of identifiable assets by geographic area are as follows:

          Canada                                                                  $     33,772,805      $    31,644,024
          United States                                                                  3,521,105            4,043,894
                                                                                 -------------------    ------------------

                                                                                  $     37,293,910      $    35,687,918
                                                                                 ===================    ==================