Form 10-Q
period 2005-07-31
DECTRON INTERNATIONALE INC
filed 2005-09-14
CIK 1066042

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended July 31, 2005, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from _______to_______


                         Commission File Number 1-14503




                           DECTRON INTERNATIONALE INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Quebec, Canada                                                   N/A
(State of Incorporation or other Jurisdiction of              (I.R.S. Employer Identification No.)
Incorporation or Organization)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 14, 2005, there were 3,155,000 shares of common stock outstanding.

DECTRON INTERNATIONALE INC.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.....................................................................      4
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....      4
Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................     10
Item 4.  Controls and Procedures..................................................................     10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.........................................................................     10
Item 2. Changes in Securities and Use of Proceeds.................................................     10
Item 3. Defaults Upon Senior Securities...........................................................     10
Item 4. Submission of Matters to a Vote of Security Holders.......................................     11
Item 5. Other Information.........................................................................     11
Item 6. Exhibits and Reports on Form 8-K..........................................................     11

SIGNATURES........................................................................................     12


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

                          PART I. FINANCIAL INFORMATION



ITEM 1...FINANCIAL STATEMENTS

See Pages F-1 through F-15.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FOR THE SIX MONTHS ENDED JULY 31, 2005
ALL FIGURES IN US DOLLARS UNLESS OTHERWISE SPECIFIED

Management's Discussions and Analysis of Financial Conditions and Results of Operations ("MD&A") should be read in conjunction with the unaudited interim consolidated financial statements for the six months ended July 31, 2005 and the audited consolidated financial statements and MD&A for the year ended January 31, 2005. This MD&A is based on reported earnings in accordance with United States generally accepted accounting principles (GAAP).

Dectron's interim consolidated financial statements have been prepared using the same accounting policies as described in note 1 of Dectron's audited consolidated financial statements for the year ended January 31, 2005. Please refer to Note 2 of the interim consolidated financial statements for the six months ended July 31, 2005 for further information.

Quarterly reports, the annual report and supplementary information filed with the U.S. Securities and Exchange Commission, including the annual report on Form 10-K and the quarterly report on Form 10-Q and with the Canadian Securities regulatory authorities, can be found on-line at www.sedar.com and www.sec.gov respectively, as well as on our corporate Web site at www.dectron.com.

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

ACCOUNTING FOR INCOME TAXES

As part of the process of preparing our financial statements, we will be required to estimate our income taxes in each of the jurisdictions in which we operate. This process will involve estimates of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for tax and accounting purposes.

SELECTED FINANCIAL INFORMATION


                                                               July 31,       January 31,
                                                                2005             2005
                                                              ----------      ------------
FINANCIAL POSITION

Cash and cash equivalents                                      1,190,041       1,075,220
Total Assets                                                  34,176,971      35,687,918
Total Debt                                                     2,093,570       4,719,783


Shareholder's equity                                          10,929,529      11,317,367
- per common share
                                                                    3.46            3.59

Working capital                                                3,045,476       4,417,339
Working capital ratio
                                                                   1.2:1           1.2:1

Weighted average number of common shares outstanding           3,155,000       3,066,851
(basic and diluted)
Common shares outstanding                                      3,155,000       3,155,000



RESULTS OF OPERATIONS

Six-month period ended July 31, 2005 compared to six-month period ended July 31, 2004.

         Revenues for the six-month period ended July 31, 2005 were $ 23,807,274, a 12,21% increase over prior year revenues of $ 21,217,255. Dectron's sales growth reflects revenues arising primarily from its stronger presence in the Canadian market for commercial HVAC products and related services.

         Gross profit decreased by $ 453,449 to $ 5,562,515 over the same period. As a percentage of revenues, gross profit decreased from 28.35% to 23.36%. Despite certain productivity gains, the gross profit margin was adversely affected by higher raw material costs and aggressive pricing strategies in certain HVAC markets.

         Selling expenses increased by $ 222,834 in the six-month period ended July 31, 2005 from $ 2,411,180 to $2,634,014. As a percentage of revenues, selling and marketing expenses decreased from 11.36% to 11.06%.

         General and administrative expenses increased by $ 116,104 to $ 1,735,612 compared to $ 1,619,508 for the period ended July 31, 2004. As a percentage of revenues, general and administrative decreased from 7.63% to 7.29%.
         Amortization expenses slightly increased to $ 644,290 in the six-month period ending July 31, 2005 compared to $ 618,736 in the six-month period ending July 31, 2004 following the acquisition of new machinery and equipment during the last fiscal year. As a percentage of revenues, amortization expenses decreased from 2.92% to 2.71%.

         Financing expenses decreased from $ 438,628 to $ 398,145, a decrease of $ 40,483. As a percentage of revenues, financing expenses decreased from 2.07% to 1.67%. The lower interest expense is due primarily to repayments of short-term debt and long-term debt during the last fiscal year.

         Provisions for income tax as a percentage of taxable income decreased from 31.15% for the six months ended July 31, 2004 to 26.88% for the six months ended July 31, 2005. Tax expenses have decreased by $248,585 due to a decrease in taxable revenue.

         Mostly as a result of a lower margin and higher selling and administration expenses, net earnings before discontinued operation was $ 110,010 for the six-month period ending July 31, 2005 compared to $ 638,883 for the six-month period ending July 31, 2004. As a percentage of sales, net earnings before discontinued operations decrease from 3.01% to 0.46%.

         Losses from discontinued operations net of taxes for the six-month period ending July 31, 2005 was $ 777,058 compared to $ 949,805 in the corresponding period in 2004, both resulting from the discontinued operations of Liberty Drive Property, Inc.

         Gain on disposal of discontinued operations was $ 125,933 for the six-month period ending July 31, 2005 compared to $ 550,676 for the corresponding period in 2004.

         As a result of the above factors, net losses for the six-month period ending July 31, 2005 was $ 541,115 compared to earnings of $ 239,754 for the corresponding period in 2004. .

Three months ended July 31, 2005 compared to three-month period July 31, 2004.

         Revenues for the three-month period ended July 31, 2005 were $ 12,896,631, at 17.37% increase over prior year revenues of $ 10,988,159. Dectron's sales growth reflects revenues arising primarily from its stronger presence in the Canadian market for commercial HVAC products and related services.

         Gross profit decreased by $ 178,823 to $ 2,566,702 over the same period. As a percentage of revenues, gross profit decreased from 24.99% to 19.90%. Despite certain productivity gains, the gross profit margin was adversely affected by higher raw material costs and aggressive pricing strategies in certain HVAC markets.

         Selling expenses increased by $ 114,743 in the three-month period ended July 31, 2005, from $ 1,194,659 to $ 1,309,402 for the corresponding period ended July 31, 2004. As a percentage of revenues, selling and marketing expenses decreased from 10.87% to 10.15%.

         General and administrative expenses decreased by $ 54,086 to $ 731,096 compared to $ 785,182 for the period ended July 31, 2004. As a percentage of revenues, general and administrative decreased from 7.15% to 5.67%.

         Amortization expenses slightly increased to $ 320,928 in the three-month period ending July 31, 2005 compared to $ 304,158 in 2004 following the acquisition of new machinery and equipment during the last fiscal year. As a percentage of revenues, amortization expenses decreased from 2.77% to 2,49%.

         Financing expenses increased from $ 96,162 to $ 164,495 an increase of $ 68,333. As a percentage of revenues, financing expenses decreased from 0.88% to 1.28%.

         Provisions for Income tax as a percentage of taxable income increased from 30.03% for the three months ended July 31, 2004 to $ 31.17% for the period ended July 31, 2005. Tax expenses have decreased by $ 97,000 due to a decrease in taxable revenue.

         Mostly as a result of a lower margin and higher selling and administration expenses, net earnings before discontinued operation was $ 28,070 for the three-month period ending July 31, 2005 compared to $ 255,653 for the three-month period ending July 31, 2004. As a percentage of sales net earnings before discontinued operations decrease from 2.33% to 0.22%.

         Losses from discontinued operations net of taxes for the three-month period ending July 31, 2005 was $678,731 compared to $ 679,228 in the corresponding period in 2004, both resulting from the discontinued operations of Liberty Drive Property, Inc.

         Gain on disposal of discontinued operations was $ 62,357 for the three-month period ending July 31, 2005 compared to $ 550,677 for the comparative period in 2004.

         As a result of the above factors, net losses in the three-month period ending July 31, 2005 was $ 588,304 compared to earnings of $ 127,102 in the corresponding period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Dectron had a positive net change in cash of $ 114,821 for the six-month period ended July 31, 2005. The principal sources of cash were from the disposal of discontinued assets in the amount of $ 2,585,985, from accounts payables in the amount of $ 1,359,352 and from inventory in the amount of $ 1,206,898. The principal uses of cash were re-payment of long-term debt in the amount of $ 2,626,213 and an increase in accounts receivables of $ 2,514,143.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our significant contractual obligations as of July 31, 2005 are for debt and operating leases. Debt by year of maturity and future rental payments under operating lease agreements are presented below. As of July 31, 2005, we had an outstanding balance on our line of credit of $ 11,854,748 and do not have any purchase obligations. We have not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.


CONTRACTUAL OBLIGATIONS             PAYMENTS DUE BY PERIOD
-----------------------             ----------------------
                                   Total       Less than 1 year   1-3 years       4-5 years      After 5 years
                                   -----       ----------------   ---------       ---------      -------------
Balance of Sale                   122,539           122,539               -               -               -
Other long term debt            1,971,031           422,591         959,210         293,415         295,815
Total Long term debt            2,093,570           545,130         959,210         293,415         295,815
Operating lease                 5,854,844           913,623       1,566,473       1,561,557       1,813,191


Management believes that these commitments will be satisfied with current operating cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Risk Management
-------------------------------

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

Interest Rate Risk
------------------

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

ITEM 4. CONTROLS AND PROCEDURES

Dectron believes it is critical to provide investors and other users of its financial statements with information that is relevant, objective, understandable and timely, so that they can make informed decisions. As a result, Dectron has established and we maintain accounting systems and practices and internal control processes designed to provide reasonable assurance that transactions are properly executed and recorded and that our policies and procedures are carried out appropriately.

Dectron's management team is committed to providing high-quality, relevant and timely information about its businesses. Management performs reviews of each of its businesses throughout the year, addressing issues ranging from financial performance and strategy to personnel and compliance.

Management is responsible for implementing and maintaining adequate systems of internal and disclosure controls and procedures and for monitoring their effectiveness.

Dectron's evaluate the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls") pursuant to Rules 13a-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and our "internal controls and procedures for financial reporting" (Internal Controls) as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was done under the supervision and with the participation of management.

         o Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in Dectron's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer to allow timely decisions regarding required disclosure.

         o Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) Dectron's transactions are properly authorized; (2) its assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of Dectron's financial statements in conformity with generally accepted accounting principles in the United States Of America.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon management's evaluation, Dectron's chief executive officer and chief financial officer have concluded that, as of July 31, 2005, the disclosure and internal accounting controls provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported as and when required, including with specific reference that Dectron's assets are safeguarded, transactions are executed in accordance with management's authorizations and the financial records are reliable for the purpose of preparing financial statements.

There were no significant changes in internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the date of their evaluation.

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

                                        DECTRON INTERNATIONALE INC.


September 14, 2005                      By: /s/ Mauro Parissi
                                            -----------------------------------
                                        Mauro Parissi
                                        Chief Financial Officer

                         [Dectron internationale Logo]


                   INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 2005

                           DECTRON INTERNATIONALE INC.
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2005



                                TABLE OF CONTENTS



Interim Consolidated Balance Sheets                                        2 - 3

Interim Consolidated Statements of Operations                              4 - 5

Interim Consolidated Statements of Cash Flows                              6 - 8

Interim Consolidated Statements of Stockholders' Equity                        9

Notes to Interim Consolidated Financial Statements                      10  - 15

DECTRON INTERNATIONALE INC.

INTERIM CONSOLIDATED BALANCE SHEETS

AS AT JULY 31, 2005 AND JANUARY 31, 2005

(Amounts Expressed in United States Dollars)                              PAGE 2
--------------------------------------------------------------------------------

                                                           JULY 31,       JANUARY 31,
                                                            2005             2005
                                                         -----------      -----------
ASSETS

CURRENT

     Cash                                                $ 1,190,041      $ 1,075,220
     Accounts receivable                                  12,194,393        9,680,250
     Income taxes receivable                                 251,683           87,805
     Inventory                                             8,837,296       10,044,194
     Prepaid expenses and sundry assets                      615,395          568,976
     Loans receivable                                         69,099           68,836
     Current assets held by discontinued operations           82,191        3,414,543
                                                         -----------      -----------

                                                          23,240,098       24,939,824

LOANS RECEIVABLE                                           1,762,943        1,210,989

PROPERTY, PLANT AND EQUIPMENT                              7,163,292        7,541,579

INTANGIBLES                                                   71,042           79,963

GOODWILL                                                   1,684,348        1,661,144

DEFERRED INCOME TAXES                                        255,248          254,419

                                                         -----------      -----------

                                                         $34,176,971      $35,687,918
                                                         ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

INTERIM CONSOLIDATED BALANCE SHEETS

AS AT JULY 31, 2005 AND JANUARY 31, 2005

(Amounts Expressed in United States Dollars)                              PAGE 3
--------------------------------------------------------------------------------

                                                                JULY 31,          JANUARY 31,
                                                                  2005               2005
                                                              ------------       ------------
  LIABILITIES

CURRENT

     Bank loans                                               $ 11,854,748       $ 11,642,981
     Accounts payable and accrued expenses                       7,543,522          6,184,170
     Current portion of long-term debt                             545,130          2,348,870
     Deferred revenue                                                4,580              4,580
     Current liabilities held by discontinued operations           246,642            341,884
                                                              ------------       ------------

                                                                20,194,622         20,522,485

LONG-TERM DEBT                                                   1,548,440          2,370,913

DEFERRED REVENUE                                                 1,504,380          1,477,153
                                                              ------------       ------------

                                                                23,247,442         24,370,551
                                                              ------------       ------------

STOCKHOLDERS' EQUITY

CAPITAL STOCK  (NOTE 3)                                          6,873,335          6,873,335

TREASURY STOCK                                                     (88,780)           (88,780)

ACCUMULATED OTHER COMPREHENSIVE INCOME                           2,457,772          2,304,495

RETAINED EARNINGS                                                1,687,202          2,228,317
                                                              ------------       ------------

                                                                10,929,529         11,317,367
                                                              ------------       ------------

                                                              $ 34,176,971       $ 35,687,918
                                                              ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTH PERIOD ENDED JULY 31, 2005 AND 2004

(Amounts Expressed in United States Dollars)                              PAGE 4
--------------------------------------------------------------------------------

                                                              SIX MONTH ENDED    SIX MONTH ENDED
                                                               JULY 31, 2005      JULY 31, 2004
                                                              ---------------    ---------------
SALES                                                           $ 23,807,274       $ 21,217,255

     Cost of sales                                                18,244,759         15,201,291
                                                                ------------       ------------

GROSS PROFIT                                                       5,562,515          6,015,964
                                                                ------------       ------------

OPERATING EXPENSES

     Selling                                                       2,634,014          2,411,180
     General and administrative                                    1,735,612          1,619,508
     Depreciation and amortization                                   644,290            618,736
     Interest expense                                                398,145            438,628
                                                                ------------       ------------

                                                                   5,412,061          5,088,052
                                                                ------------       ------------


EARNING BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS              150,454            927,912

     Income taxes                                                     40,444            289,029
                                                                ------------       ------------

EARNINGS BEFORE DISCONTINUED OPERATIONS                              110,010            638,883

     Loss from discontinued operations, net of tax                  (777,058)          (949,805)
     Gain on disposal of discontinued operations, net of tax         125,933            550,676
                                                                ------------       ------------

NET EARNINGS (LOSS)                                             $   (541,115)      $    239,754
                                                                ============       ============

NET EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED
     Continuing operation                                       $       0.03       $       0.21
     Discontinued operation                                            (0.24)             (0.31)
     Disposal of discontinued operations                                0.04               0.18

                                                                ------------       ------------
                                                                $      (0.17)      $       0.08
                                                                ============       ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
     Basic and Diluted                                             3,155,000          2,977,734


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED JULY 31, 2005 AND 2004

(Amounts Expressed in United States Dollars)                              PAGE 5
--------------------------------------------------------------------------------


                                                                THREE MONTH ENDED  THREE MONTH ENDED
                                                                  JULY 31, 2005      JULY 31, 2004
                                                                   ------------       ------------
SALES                                                              $ 12,896,631       $ 10,988,159

     Cost of sales                                                   10,329,929          8,242,634
                                                                   ------------       ------------

GROSS PROFIT                                                          2,566,702          2,745,525
                                                                   ------------       ------------

OPERATING EXPENSES

     Selling                                                          1,309,402          1,194,659
     General and administrative                                         731,096            785,182
     Depreciation and amortization                                      320,928            304,158
     Interest expense                                                   164,495             96,162
                                                                   ------------       ------------

                                                                      2,525,921          2,380,161
                                                                   ------------       ------------


EARNING BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS                  40,781            365,364

     Income taxes                                                        12,711            109,711
                                                                   ------------       ------------

EARNINGS BEFORE DISCONTINUED OPERATIONS                                  28,070            255,653

     Loss from discontinued operations, net of tax                     (678,731)          (679,228)
     Gain on disposal of discontinued operations, net of tax             62,357            550,677
                                                                   ------------       ------------

NET EARNINGS (LOSS)                                                $   (588,304)      $    127,102
                                                                   ============       ============

NET EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED
     Continuing operation                                          $       0.01       $       0.08
     Discontinued operation                                               (0.22)             (0.21)
     Disposal of discontinued operations                                   0.02               0.17

                                                                   ------------       ------------
                                                                   $      (0.19)      $       0.04
                                                                   ============       ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
     Basic and Diluted                                                3,155,000          2,977,734


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTH PERIOD ENDED JULY 31, 2005 AND 2004

(Amounts Expressed in United States Dollars)                              PAGE 6
--------------------------------------------------------------------------------


                                                                           SIX MONTH ENDED   SIX MONTH ENDED
                                                                            JULY 31, 2005     JULY 31, 2004
                                                                           ---------------   ---------------
OPERATING ACTIVITIES

Net earnings from continuing operations                                      $   110,010       $   638,883

Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                               644,290           618,736
     Increase in accounts receivable                                          (2,514,143)       (1,425,720)
     Decrease (increase) in inventory                                          1,206,898          (307,264)
     Increase in prepaid expenses and sundry assets                              (46,419)          (87,998)
     Decrease (increase) in deferred income taxes                                   (829)              829
     Increase in accounts payable and accrued expenses                         1,359,352         1,567,993
     Increase in income taxes receivable                                        (163,878)             --
     Increase in income taxes payable                                               --              97,649
     Increase in deferred revenue                                                 27,227            35,785
                                                                             -----------       -----------

Net cash provided by operating activities                                        622,508         1,138,893
                                                                             -----------       -----------


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

FOR THE SIX MONTH PERIOD ENDED JULY 31, 2005 AND 2004

(Amounts Expressed in United States Dollars)                              PAGE 7
--------------------------------------------------------------------------------


                                                             SIX MONTH ENDED   SIX MONTH ENDED
                                                              JULY 31, 2005     JULY 31, 2004
                                                             ---------------   ---------------
INVESTING ACTIVITIES

     Acquisition of property, plant and equipment                (154,970)          (228,687)
                                                               ----------         ----------

Net cash used in investing activities                            (154,970)          (228,687)
                                                               ----------         ----------

FINANCING ACTIVITIES

     Advances to loans receivable                                (552,217)           (18,075)
     Advances from (repayments of) bank loans                     211,767         (2,059,016)
     Repayments of long-term debt                              (2,626,213)        (1,166,513)
     Issuance of shares                                              --              543,750
     Advance from balance of sales                                   --             (250,000)
                                                               ----------         ----------

Net cash used in financing activities                          (2,966,663)        (2,949,854)
                                                               ----------         ----------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE ON CASH AND CASH
EQUIVALENTS                                                        27,961            261,869
                                                               ----------         ----------

EFFECT OF DISCONTINUED OPERATIONS                               2,585,985          1,131,726
                                                               ----------         ----------


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

FOR THE SIX MONTH PERIOD ENDED JULY 31, 2005 AND 2004

(Amounts Expressed in United States Dollars)                              PAGE 8
--------------------------------------------------------------------------------


                                                        SIX MONTH ENDED  SIX MONTH ENDED
                                                         JULY 31, 2005    JULY 31, 2004
                                                        ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          114,821         (646,053)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                1,075,220        2,457,346
                                                          -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 1,190,041      $ 1,811,293
                                                          ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     INTEREST PAID                                        $   399,436      $   479,849
                                                          ===========      ===========

     INCOME TAXES PAID                                    $   281,380      $   187,969
                                                          ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTH PERIOD ENDED JULY 31, 2005

(Amounts Expressed in United States Dollars)                              PAGE 9
--------------------------------------------------------------------------------


                                                                       CUMULATIVE           OTHER
                                                                        RETAINED        COMPREHENSIVE       TREASURY
                                      NUMBER           AMOUNT           EARNINGS            INCOME            STOCK
                                    -----------      -----------       -----------      -------------      -----------
Balance January 31, 2002              2,795,000      $ 6,752,933       $ 3,778,015       $  (591,822)      $   (88,780)
                                    ===========      ===========       ===========       ===========       ===========

Share purchase plan receivable             --        $  (119,010)      $      --         $      --         $      --
Issuance of shares                      124,500          502,300              --                --                --
Foreign currency translation               --               --                --             463,058              --
Net earnings for the year                  --               --           1,136,212              --                --
                                    -----------      -----------       -----------       -----------       -----------

Balance January 31, 2003              2,919,500      $ 7,136,223       $ 4,914,227       $  (128,764)      $   (88,780)
                                    ===========      ===========       ===========       ===========       ===========

Share purchase plan receivable             --        $  (170,819)      $      --         $      --         $      --
Issuance of shares                       54,250          162,750              --                --                --
Foreign currency translation               --               --                --           1,692,836              --
Net loss for the year                      --               --          (1,697,504)             --                --
                                    -----------      -----------       -----------       -----------       -----------

Balance January 31, 2004              2,973,750      $ 7,128,154       $ 3,216,723       $ 1,564,072       $   (88,780)
                                    ===========      ===========       ===========       ===========       ===========

Share purchase plan receivable             --        $  (798,569)      $      --         $      --         $      --
Issuance of shares                      181,250          543,750              --                --                --
Foreign currency translation               --               --                --             740,423              --
Net loss for the year                      --               --            (988,406)             --                --
                                    -----------      -----------       -----------       -----------       -----------

Balance, January 31, 2005             3,155,000      $ 6,873,335       $ 2,228,317       $ 2,304,495       $   (88,780)
                                    ===========      ===========       ===========       ===========       ===========


Share purchase plan receivable             --        $      --         $      --         $      --         $      --
Issuance of shares                         --               --                --                --                --
Foreign currency translation               --               --                --             153,277              --

Net loss for the period                    --               --            (541,115)             --                --
                                    -----------      -----------       -----------       -----------       -----------

Balance, July 31, 2005                3,155,000      $ 6,873,335       $ 1,687,202       $ 2,457,772       $   (88,780)
                                    ===========      ===========       ===========       ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2005 AND JANUARY 31, 2005

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

JULY 31, 2005 AND JANUARY 31, 2005

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

JULY 31, 2005 AND JANUARY 31, 2005

(Amounts Expressed in United States Dollars)                             PAGE 12
--------------------------------------------------------------------------------


3.    CAPITAL STOCK

      Authorized

            An unlimited number of preferred shares, cumulative, voting, no par value

            An unlimited number of common shares, voting, no par value

      Issued

                                                JULY 31,       JANUARY 31,
                                                  2005            2005
                                               ----------      -----------
                  3,155,000 Common shares      $6,873,335      $6,873,335
                                               ==========      ==========

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

JULY 31, 2005 AND JANUARY 31, 2005

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

JULY 31, 2005 AND JANUARY 31, 2005

(Amounts Expressed in United States Dollars)                             PAGE 14
--------------------------------------------------------------------------------


3.    CAPITAL STOCK (CONTINUED)

      EMPLOYEE STOCK OPTION PLAN (CONTINUED)

      A summary of the status of the company's stock option plans are as follows:

                                                 JULY 31, 2005                 JANUARY 31, 2005                JANUARY 31, 2004
                                          --------------------------      --------------------------      --------------------------
                                                          WEIGHTED                        WEIGHTED                        WEIGHTED
                                                           AVERAGE                         AVERAGE                         AVERAGE
                                          NUMBER OF       EXERCISE        NUMBER OF       EXERCISE        NUMBER OF       EXERCISE
                                           OPTIONS          PRICE          OPTIONS          PRICE          OPTIONS          PRICE
                                          ---------      -----------      ---------      -----------      ---------      -----------
      Outstanding, beginning of year        108,500      $      4.20       295,750       $      3.44       357,000       $      3.39
      Granted                                  --               --            --                --            --                --
      Exercised                                --               --        (181,250)             3.00       (54,250)             3.00
      Cancelled                                --               --          (6,000)             3.00        (7,000)             4.20
                                           --------      -----------      --------       -----------      --------       -----------

      Outstanding, end of year              108,500      $      4.20       108,500       $      4.20       295,750       $      3.44
                                           ========      ===========      ========       ===========      ========       ===========
      Options, exercisable, end of year      81,375                         81,375                         235,250
                                           ========                       ========                        ========


      The following table summarizes information about fixed stock options outstanding:

                                                           JULY 31, 2005
                            -------------------------------------------------------------------------------
                                       OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                            ---------------------------------------------      ----------------------------
                                               WEIGHTED
                                               AVERAGE
                                              REMAINING        WEIGHTED                          WEIGHTED
                                               YEARS OF         AVERAGE                           AVERAGE
                             NUMBER OF       CONTRACTUAL       EXERCISE         NUMBER OF        EXERCISE
      Exercisable price       OPTIONS           LIFE             PRICE           OPTIONS           PRICE
      -----------------     -----------      -----------      -----------      -----------      -----------
      $      3.00                  --               --               --               --               --
             4.20               108,500              5.9             4.20           81,375             4.20
                            -----------      -----------      -----------      -----------      -----------

                                108,500              5.9      $      4.20           81,375      $      4.20
                            ===========      ===========      ===========      ===========      ===========

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

JULY 31, 2005 AND JANUARY 31, 2005

(Amounts Expressed in United States Dollars)                             PAGE 15
--------------------------------------------------------------------------------


4.    SEGMENTED INFORMATION

                                                                                  JULY 31,       JANUARY 31,
                                                                                   2005             2005
                                                                                -----------      -----------
      a)    The breakdown of sales by geographic area is as follows:

            Canada                                                              $14,504,081      $21,453,215
            United States of America                                              8,937,736       18,180,705
            International                                                           365,457        1,276,681
                                                                                -----------      -----------

                                                                                $23,807,274      $40,910,601
                                                                                ===========      ===========

      b) The breakdown of identifiable assets by geographic area are as follows:

            Canada                                                              $33,474,004      $31,644,024
            United States                                                           702,967        4,043,894
                                                                                -----------      -----------

                                                                                $34,176,971      $35,687,918
                                                                                ===========      ===========