Form 10-Q
period 2005-10-31
DECTRON INTERNATIONALE INC
filed 2005-12-15
CIK 1066042

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q
                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended October 31, 2005, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 14, 2005, there were 3,155,000 shares of common stock outstanding.

DECTRON INTERNATIONALE INC.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements......................................................................................     4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................     4

Item 3.  Quantitative and Qualitative Disclosures About Market Risk................................................     9

Item 4.  Controls and Procedures...................................................................................     9


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings........................................................................................    10

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds...............................................    10

Item 3.  Defaults Upon Senior Securities...........................................................................    10

Item 4.  Submission of Matters to a Vote of Security Holders.......................................................    11

Item 5.  Other Information.........................................................................................    11

Item 6.  Exhibits..................................................................................................    11


SIGNATURES.........................................................................................................    12

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

See Pages F-1 through F-15.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussions and Analysis of Financial Conditions and Results of Operations ("MD&A") should be read in conjunction with the unaudited interim consolidated financial statements for the nine month ended October 31, 2005 and the audited consolidated financial statements and MD&A for the year ended January 31, 2005. This MD&A is based on reported earnings in accordance with United States generally accepted accounting principles (GAAP).

Dectron's interim consolidated financial statements have been prepared using the same accounting policies as described in note 1 of Dectron's audited consolidated financial statements for the year ended January 31, 2005. Please refer to Note 2 of the interim consolidated financial statements for the nine months ended October 31, 2005 for further information.

Quarterly reports, the annual report and supplementary information filed with the U.S. Securities and Exchange Commission, including the annual report on Form 10-K and the quarterly report on Form10-Q and with the Canadian Securities regulatory authorities, can be found on-line at www.sec.gov and www.sedar.com respectively, as well as on our corporate Web site at www.dectron.com.

The information in this MD&A is current as of December 14, 2005

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

Revenue Recognition
Deferred Revenue

Intangible Assets and Goodwill
Foreign currency translation
Accounting for Income Taxes

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

SELECTED FINANCIAL INFORMATION

                                                                                     October 31,     January 31,
                                                                                        2005            2005
FINANCIAL POSITION

Cash and cash equivalents                                                              2,744,607       1,075,220
Total Assets                                                                          35,467,273      35,687,918
Total Debt                                                                             2,027,426       4,719,783


Shareholder's equity                                                                  11,658,246      11,317,367
- per common share                                                                          3.70            3.59

Working capital                                                                        3,605,079       4,417,339
Working capital ratio                                                                      1.2:1           1.2:1

Weighted average number of common shares outstanding                                   3,155,000       3,066,851
(basic and diluted)
Common shares outstanding                                                              3,155,000       3,155,000


RESULTS OF OPERATIONS

Nine month period ended October 31, 2005 compared to nine month period ended October 31, 2004.

Sales for the nine month period ended October 31, 2005 were $35,667,662, a 10.6% increase over last year's sales of $32,237,998. Dectron's sales growth is due primarily to its stronger presence and focus in the Canadian and international markets for commercial HVAC products and related services. The U.S. market has remained relatively stable year over year.

Gross profit decreased by 7% ($626,487) to $8,283,513 over the same period. As a percentage of sales, gross profit decreased from 27.6% to 23.2%. Despite certain productivity gains, the gross profit margin was adversely affected by higher raw material costs, specifically metal prices, and downward price pressure in certain key HVAC markets.

Selling expenses increased by 6% ($216,312) in the nine month period ended October, 2005 to $3,806,205 from $3,589,893. However as a percentage of sales, selling expenses decreased from 11.1% to 10.7%. The increase is due to foreign exchange fluctuations, in the home currency, selling expenses decreased slightly in the first nine months versus the same period last year.

General and administrative expenses increased by 11.8% ($277,127) to $2,620,828 compared to $2,343,701 for the period ended October 31, 2004. As a percentage of sales, general and administrative increased from 7.3% to 7.4%. The increase is again primarily attributable to the appreciation of the Canadian dollar versus the U.S. dollar.

Depreciation and amortization expense increased slightly to $974,791 in the nine month period ending October 31, 2005 compared to $944,653 in the nine-month period ending October 31, 2004 as a result of the acquisition of new machinery and equipment during the last fiscal year.

Interest expense decreased from $1,053,807 to $640,149, a decrease of $413,658 (39.3%). The lower interest expense is due primarily to repayments of short-term debt and long-term debt during the current fiscal year. Another element of the decrease is the lower U.S. dollar rate versus the Canadian dollar used for conversion.

The company's effective income tax rate remained stable at 31.1% for the nine month ended October 31, 2005. Tax expense did decrease by $228,630 as a result of lower earnings.

Net earnings before discontinued operations were $166,518 compared to $674,294 for the nine month period ending October 31, 2004. As a percentage of sales, net earnings before discontinued operations decrease from 2.1% to 0.5%.

Losses from discontinued operations (net of taxes) for the nine month period ending October 31, 2005 was $747,854 compared to $911,019 in the corresponding period in 2004, both resulting from the discontinued operations of Liberty Drive Property, Inc.

Gain on disposal of discontinued operations (net of taxes) was $194,318 for the nine month period ending October 31, 2005 compared to $731,512 for the corresponding period in 2004.

As a result of the above factors, net losses for the nine month period ending October 31, 2005 was $387,018 compared to earnings of $494,787 for the corresponding period in 2004.


Three month period ended October 31, 2005 compared to Three month period ended October 31, 2004.

Sales for the three month period ended October 31, 2005 were $11,860,388, at 7.6% increase over the prior year's sales of $11,020,743. Dectron's sales growth is due primarily to its stronger presence and focus in the Canadian and international markets for commercial HVAC products and related services.

Gross profit decreased by $173,038 to $2,720,998 over the same period. As a percentage of sales, gross profit decreased from 26.3% to 22.9%. Despite certain productivity gains, the gross profit margin was adversely affected by higher raw material costs and aggressive pricing strategies in certain HVAC markets.

Selling expenses decreased by 0.6% ($6,522) in the three month period ended October 31, 2005, to $1,172,191 from $1,178,713 for the corresponding period ended October 31, 2004. As a percentage of sales, selling and marketing expenses decreased from 10.7% to 9.9%.

General and administrative expenses increased by (22.2%) $161,023 to $885,216 compared to $724,193 for the period ended October 31, 2004. As a percentage of sales, general and administrative increased to 7.5% from 6.6%.

Depreciation and amortization expense increased slightly to $330,501 in the three month period ending October 31, 2005 from $325,917 in 2004 following the acquisition of new machinery and equipment during the last fiscal year.

Financial expenses decreased to $242,004 in the third quarter of 2004 from $615,179 from the third quarter of last year - a decrease of 60.7% ($373,175). The decrease is due to the repayment of debt in the quarter along with the effect of a weaker U.S. dollar versus the Canadian dollar used for conversion.

The income tax expense increased, by $19,955 to $34,578 in 2005 from $14,623 in the third quarter of 2004, due to an increase in taxable income.

Net earnings before discontinued operation was $56,508 for the three-month period ending October 31, 2005 compared to $35,411 for the three month period ending October 31, 2004.

Earnings from discontinued operations (net of taxes) for the three month period ending October 31, 2005 was $29,204 compared to $38,786 in the corresponding period in 2004, both resulting from the discontinued operations of Liberty Drive Property, Inc.

Gain on disposal of discontinued operations (net of taxes) was $68,385 for the three month period ending October 31, 2005 compared to $180,836 for the comparative period in 2004.

As a result of the above factors, net earnings for the three month period ending October 31, 2005 was $154,097 compared to earnings of $255,033 for the corresponding period in 2004

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended October 31, 2005, Dectron generated cash of $1,669,387 compared to using $1,216,012 in the nine month period ended October 31, 2004. The principal sources of cash were from the disposal of discontinued operations in the amount of $2,469,578, from accounts payables in the amount of $ 2,504,589 and from depreciation and amortization in the amount of $ 974,791. The principal uses of cash were re-payment of long-term debt in the amount of $ 2,692,357 and an increase in accounts receivables of $ 2,049,364. Foreign exchange provided $ 117,123 of cash versus providing $ 351,760 in 2004


OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.


CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Our significant contractual obligations as of October 31, 2005 are for debt and operating leases. Debt by year of maturity and future rental payments under operating lease agreements are presented below. As of October 31, 2005, we had an outstanding balance on our line of credit of $11,749,863 and do not have any purchase obligations. We have not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

------------------------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS             PAYMENTS DUE BY PERIOD

------------------------------------------------------------------------------------------------------------------------
                                         Total       Less than 1 year    1-3 years       4-5 years      After 5 years
------------------------------------------------------------------------------------------------------------------------
Balance of Sale                             122,539           122,539               -            -              -

------------------------------------------------------------------------------------------------------------------------
Other long term debt                      1,904,887           422,247         907,071      251,853        323,716

------------------------------------------------------------------------------------------------------------------------
Total Long term debt                      2,027,426           544,786         907,071      251,853        323,716

------------------------------------------------------------------------------------------------------------------------
Operating leases                          5,700,756           925,691       1,587,164    1,510,603      1,677,298

------------------------------------------------------------------------------------------------------------------------

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


OUTLOOK

While the demand for its products has held steady due to a favorable economic environment in recent years, the Company has nevertheless faced fierce competition in the North American HVAC industry, a significant appreciation in the Canadian dollar and a sharp rise in raw material costs. What's more, the initially established manufacturing capacity, based on greater demand notably from the high-technology sector, had to be reduced. Dectron's results have therefore been adversely affected by several divestitures in recent years.

Management believes that the Canadian dollar and raw material prices have stabilized and that progress has been made in regard to productivity. In fact, various manufacturing operations have been consolidated and certain non-strategic low-yielding assets have been sold . Accordingly, the Company does not expect to incur any significant losses from discontinued operations for the current fiscal year.

Based on selective price increases and further improvements in efficiency, management is confident that the Company's profit margins will rebound in the mid-term to historical levels starting in the last quarter of this fiscal year and continuing into the next fiscal year . In addition, Dectron's growth markets, specifically indoor air security and water generation, are expected to bring substantial sales, which would have a direct impact on the Company's overall profitability. All in all, management feels that Dectron now benefits from a stronger foundation to drive sustained growth and profitability.

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

Dectron's management team evaluate the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls") pursuant to Rules 13a-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and our "internal controls and procedures for financial reporting" (Internal Controls) as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was done under the supervision and with the participation of management.

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

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives

Based upon management's evaluation, Dectron's Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2005, the disclosure and internal accounting controls provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported as and when required, including with specific reference that Dectron's assets are safeguarded, transactions are executed in accordance with management's authorizations and the financial records are reliable for the purpose of preparing financial statements.

There were no significant changes in internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the date of their evaluation.

PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

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

                                     DECTRON INTERNATIONALE INC.



December 15 2005                    By:  s: Mauro Parissi
                                        --------------------------------
                                        Mauro Parissi
                                        Chief Financial Officer

                          [DECTRON INTERNATIONAL LOGO]






                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005

                           DECTRON INTERNATIONALE INC.
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2005





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




Schwartz Levitsky Feldman  LLP
COMPTABLES AGREES
CHARTERED ACCOUNTANTS
MONTREAL, TORONTO, OTTAWA



1980, rue Sherbrooke Ouest, 10e etage
Montreal (Quebec) H3H 1E8
Tel: 514 937 6392
Fax: 514 933 9710

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT OCTOBER 31, 2005 AND JANUARY 31, 2005

(Amounts Expressed in United States Dollars)                              PAGE 2
--------------------------------------------------------------------------------



                                                                                 OCTOBER 31, 2005     JANUARY 31, 2005
                                                                                 ------------------   ------------------

 ASSETS

 CURRENT

      Cash                                                                       $      2,744,607     $      1,075,220
      Accounts receivable                                                              11,729,614            9,680,250
      Income taxes receivable                                                              57,343               87,805
      Inventory                                                                         9,296,839           10,044,194
      Prepaid expenses and sundry assets                                                  605,492              568,976
      Loans receivable                                                                    109,627               68,836
      Current assets held by discontinued operations                                       49,545            3,414,543
                                                                                 ------------------   ------------------

                                                                                       24,593,067           24,939,824

 LOANS RECEIVABLE                                                                       1,711,172            1,210,989

 PROPERTY, PLANT AND EQUIPMENT                                                          7,088,574            7,541,579

 INTANGIBLES                                                                               71,506               79,963

 GOODWILL                                                                               1,745,522            1,661,144

 DEFERRED INCOME TAXES                                                                    257,432              254,419
                                                                                 ------------------   ------------------

                                                                                 $     35,467,273     $     35,687,918
                                                                                 ==================   ==================


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED BALANCE SHEETS
AS AT OCTOBER 31, 2005 AND JANUARY 31, 2005

(Amounts Expressed in United States Dollars)                              PAGE 3
--------------------------------------------------------------------------------



                                                               OCTOBER 31, 2005     JANUARY 31, 2005
                                                               ----------------     ----------------

LIABILITIES

CURRENT

     Bank loans                                                 $ 11,749,863         $ 11,642,981
     Accounts payable and accrued expenses                         8,688,759            6,184,170
     Current portion of long-term debt                               544,786            2,348,870
     Deferred revenue                                                  4,580                4,580
     Current liabilities held by discontinued operations                   -              341,884
                                                                ------------         ------------

                                                                  20,987,988           20,522,485

LONG-TERM DEBT                                                     1,482,640            2,370,913

DEFERRED REVENUE                                                   1,338,399            1,477,153
                                                                ------------         ------------

                                                                  23,809,027           24,370,551
                                                                ------------         ------------

STOCKHOLDERS' EQUITY

CAPITAL STOCK  (NOTE 3)                                            7,038,835            6,873,335

TREASURY STOCK                                                       (88,780)             (88,780)

ACCUMULATED OTHER COMPREHENSIVE INCOME                             2,866,892            2,304,495

RETAINED EARNINGS                                                  1,841,299            2,228,317
                                                                ------------         ------------

                                                                  11,658,246           11,317,367
                                                                ------------         ------------

                                                                $ 35,467,273         $ 35,687,918
                                                                ============         ============


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE NINE MONTH PERIOD ENDED OCTOBER 31, 2005 AND 2004

(Amounts Expressed in United States Dollars)                              PAGE 4
--------------------------------------------------------------------------------


                                                                NINE MONTH ENDED     NINE MONTH ENDED
                                                                OCTOBER 31, 2005     OCTOBER 31, 2004
                                                               -----------------     -----------------
SALES                                                            $ 35,667,662         $ 32,237,998

     Cost of sales                                                 27,384,149           23,327,998
                                                                 ------------         ------------

GROSS PROFIT                                                        8,283,513            8,910,000
                                                                 ------------         ------------

OPERATING EXPENSES

     Selling                                                        3,806,205            3,589,893
     General and administrative                                     2,620,828            2,343,701
     Depreciation and amortization                                    974,791              944,653
     Interest expense                                                 640,149            1,053,807
                                                                 ------------         ------------

                                                                    8,041,973            7,932,054
                                                                 ------------         ------------


EARNING BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS               241,540              977,946

     Income taxes                                                      75,022              303,652
                                                                 ------------         ------------

EARNINGS BEFORE DISCONTINUED OPERATIONS                               166,518              674,294

     Loss from discontinued operations, net of tax                   (747,854)            (911,019)
     Gain on disposal of discontinued operations, net of
      tax                                                             194,318              731,512
                                                                 ------------         ------------

NET EARNINGS (LOSS)                                              $   (387,018)        $    494,787
                                                                 ============         ============

NET EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED
      Continuing operation                                       $       0.05         $       0.22
      Discontinued operation                                            (0.24)               (0.30)
      Disposal of discontinued operations                                0.06                 0.24

                                                                 ------------         ------------
                                                                 $      (0.13)        $       0.16
                                                                 ============         ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
      Basic and Diluted                                             3,155,000            3,037,254



The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2005 AND 2004

(Amounts Expressed in United States Dollars)                             PAGE 5
-------------------------------------------------------------------------------


                                                               THREE MONTH ENDED   THREE MONTH ENDED
                                                               OCTOBER 31, 2005    OCTOBER 31, 2004
                                                               -----------------   -----------------

SALES                                                             $11,860,388        $11,020,743

     Cost of sales                                                  9,139,390          8,126,707
                                                                  -----------        -----------

GROSS PROFIT                                                        2,720,998          2,894,036
                                                                  -----------        -----------

OPERATING EXPENSES

     Selling                                                        1,172,191          1,178,713
     General and administrative                                       885,216            724,193
     Depreciation and amortization                                    330,501            325,917
     Interest expense                                                 242,004            615,179
                                                                  -----------        -----------

                                                                    2,629,912          2,844,002
                                                                  -----------        -----------


EARNING BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS                91,086             50,034

     Income taxes                                                      34,578             14,623
                                                                  -----------        -----------

EARNINGS BEFORE DISCONTINUED OPERATIONS                                56,508             35,411

       Earnings from discontinued operations, net of tax               29,204             38,786
       Gain on disposal of discontinued operations, net
        of tax                                                         68,385            180,836
                                                                  -----------        -----------

NET EARNINGS                                                      $   154,097        $   255,033
                                                                  ===========        ===========

NET EARNINGS  PER COMMON SHARE, BASIC AND DILUTED
      Continuing operation                                        $      0.02        $      0.01
      Discontinued operation                                             0.01               0.01
      Disposal of discontinued operations                                0.02               0.06
                                                                  -----------        -----------
                                                                  $      0.05        $      0.08
                                                                  ===========        ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
      Basic and Diluted                                             3,155,000          3,037,254


The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED OCTOBER 31, 2005 AND 2004

(Amounts Expressed in United States Dollars)                             PAGE 6
-------------------------------------------------------------------------------


                                                                                   NINE MONTH ENDED     NINE MONTH ENDED
                                                                                   OCTOBER 31, 2005     OCTOBER 31, 2004
                                                                                   ----------------     -----------------

OPERATING ACTIVITIES

Net earnings from continuing operations                                               $   166,518         $   674,294


Adjustments to reconcile net earnings to net cash provided (used in) operating activities:
     Depreciation and amortization                                                        974,791             944,653
     Increase in accounts receivable                                                   (2,049,364)         (1,639,612)
     Decrease in income taxes receivable                                                   30,462                   -
     Decrease (increase) in inventory                                                     747,355            (882,933)
     Increase in prepaid expenses and sundry assets                                       (36,516)           (589,258)
     Increase in deferred income taxes                                                     (3,013)            (20,552)
     Increase  in accounts payable and accrued expenses                                 2,504,589           1,227,892
     Increase in income taxes payable                                                           -              (3,298)
     Increase (decrease) in deferred revenue                                             (138,754)            230,867
                                                                                      -----------         -----------

Net cash provided by (used in) operating activities                                     2,196,068             (57,947)
                                                                                      -----------         -----------



The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTH PERIOD ENDED OCTOBER 31, 2005 AND 2004

(Amounts Expressed in United States Dollars)                              PAGE 7
--------------------------------------------------------------------------------



                                                               NINE MONTH ENDED   NINE MONTH ENDED
                                                               OCTOBER 31, 2005   OCTOBER 31, 2004
                                                               ----------------   -----------------
INVESTING ACTIVITIES

     Acquisition of property, plant and equipment                  (152,433)          (237,985)
                                                                 ----------         ----------

Net cash used in investing activities                              (152,433)          (237,985)
                                                                 ----------         ----------

FINANCING ACTIVITIES

     Repayments of share purchase plan                              165,500                  -
     Advances to loans receivable                                  (540,974)          (259,550)
     Advances from (repayments of) bank loans                       106,882           (943,896)
     Repayments of long-term debt                                (2,692,357)        (1,311,636)
     Issuance of shares                                                   -            543,750
     Advance from balance of sales                                        -           (250,000)
                                                                 ----------         ----------

Net cash used in financing activities                            (2,960,949)        (2,221,332)
                                                                 ----------         ----------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE ON CASH AND CASH
EQUIVALENTS                                                         117,123            351,760
                                                                 ----------         ----------

EFFECT OF DISCONTINUED OPERATIONS                                 2,469,578            949,492
                                                                 ----------         ----------



The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE NINE MONTH PERIOD ENDED OCTOBER 31, 2005 AND 2004

(Amounts Expressed in United States Dollars)                             PAGE 8
--------------------------------------------------------------------------------


                                                          NINE MONTH ENDED   NINE MONTH ENDED
                                                          OCTOBER 31, 2005   OCTOBER 31, 2004
                                                          ----------------   ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          1,669,387         (1,216,012)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  1,075,220          2,457,346
                                                            -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 2,744,607        $ 1,241,334
                                                            ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     INTEREST PAID                                          $   668,844        $   700,515
                                                            ===========        ===========

     INCOME TAXES PAID                                      $   221,211        $   443,940
                                                            ===========        ===========



The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTH PERIOD ENDED OCTOBER 31, 2005

(Amounts Expressed in United States Dollars)                              PAGE 9
--------------------------------------------------------------------------------


                                                                     CUMULATIVE            OTHER
                                                                      RETAINED         COMPREHENSIVE          TREASURY
                                    NUMBER           AMOUNT            EARNINGS            INCOME              STOCK
                                    ------           ------            --------            ------              -----

Balance January 31, 2002           2,795,000       $ 6,752,933        $ 3,778,015        $  (591,822)       $   (88,780)
                                   =========       ===========        ===========        ===========        ===========

Share purchase plan
receivable                                 -       $  (119,010)       $         -        $         -        $         -
Issuance of shares                   124,500           502,300                  -                  -                  -
Foreign currency translation               -                 -                  -            463,058                  -
Net loss for the year                      -                 -          1,136,212                  -                  -
                                   ---------       -----------        -----------        -----------        -----------

Balance January 31, 2003           2,919,500       $ 7,136,223        $ 4,914,227        $  (128,764)       $   (88,780)
                                   =========       ===========        ===========        ===========        ===========

Share purchase plan
receivable                                 -       $  (170,819)       $         -        $         -        $         -
Issuance of shares                    54,250           162,750                  -                  -                  -
Foreign currency translation               -                 -                  -          1,692,836                  -
Net loss for the year                      -                 -         (1,697,504)                 -                  -
                                   ---------       -----------        -----------        -----------        -----------

Balance January 31, 2004           2,973,750       $ 7,128,154        $ 3,216,723        $ 1,564,072        $   (88,780)
                                   =========       ===========        ===========        ===========        ===========

Share purchase plan
receivable                                 -       $  (798,569)       $         -        $         -        $         -
Issuance of shares                   181,250           543,750                  -                  -                  -
Foreign currency translation               -                 -                  -            740,423                  -
Net loss for the year
                                           -                 -           (988,406)                 -                  -
                                   ---------       -----------        -----------        -----------        -----------

Balance, January 31, 2005          3,155,000       $ 6,873,335        $ 2,228,317        $ 2,304,495        $   (88,780)
                                   =========       ===========        ===========        ===========        ===========



Share purchase plan
receivable                                 -       $   165,500        $         -        $         -        $         -
Issuance of shares                         -                 -                  -                  -                  -
Foreign currency translation               -                 -                  -           (562,397)                 -
Net loss for the period                    -                 -           (387,018)                 -                  -
                                   ---------       -----------        -----------        -----------        -----------

Balance, October 31, 2005          3,155,000       $ 7,038,835        $ 1,841,299        $ 2,866,892        $   (88,780)
                                   =========       ===========        ===========        ===========        ===========



The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2005 AND JANUARY 31, 2005

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

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2005 AND JANUARY 31, 2005

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

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2005 AND JANUARY 31, 2005

(Amounts Expressed in United States Dollars)                            PAGE 12
-------------------------------------------------------------------------------



3.    CAPITAL STOCK

      Authorized

          An unlimited number of preferred shares, cumulative, voting, no par value

          An unlimited number of common shares, voting, no par value

      Issued

                                                                 OCTOBER 31,               JANUARY 31,
                                                                    2005                     2005
                                                               ---------------            ------------

               3,155,000 Common shares                         $     7,038,835            $6,873,335
                                                               ===============            ==========


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

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2005 AND JANUARY 31, 2005

(Amounts Expressed in United States Dollars)                            PAGE 13
-------------------------------------------------------------------------------




3.    CAPITAL STOCK (CONTINUED)

      EMPLOYEE STOCK OPTION PLAN (CONTINUED)

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

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2005 AND JANUARY 31, 2005
(Amounts Expressed in United States Dollars)                             PAGE 14
--------------------------------------------------------------------------------



3.    CAPITAL STOCK (CONTINUED)

      EMPLOYEE STOCK OPTION PLAN (CONTINUED)

      A summary of the status of the company's stock option plans are as follows:

                                    OCTOBER 31, 2005                 JANUARY 31, 2005                   JANUARY 31, 2004
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
                              =============                    =============                    =============

      The following table summarizes information about fixed stock options outstanding:

                                                                            OCTOBER 31, 2005
                                         ----------------------------------------------------------------------------------------
                                                       OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                         -------------------------------------------------    -----------------------------------
                                                             WEIGHTED
                                                              AVERAGE
                                                             REMAINING         WEIGHTED                            WEIGHTED
                                                              YEARS OF         AVERAGE                              AVERAGE
                                           NUMBER OF        CONTRACTUAL        EXERCISE        NUMBER OF            EXERCISE
   Exercisable price                        OPTIONS             LIFE            PRICE           OPTIONS              PRICE
   -----------------                     ---------------    -------------    -------------    -------------    ------------------

      $       3.00                              -                 -                    -             -                      -
              4.20                           108,500             5.9                 4.20          81,375                  4.20
                                         ---------------    -------------    -------------    --------------     ----------------

                                             108,500            5.9          $       4.20          81,375        $         4.20
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

DECTRON INTERNATIONALE INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
 OCTOBER 31, 2005 AND JANUARY 31, 2005
(Amounts Expressed in United States Dollars)                             PAGE 15
--------------------------------------------------------------------------------


4.   SEGMENTED INFORMATION

     a) The breakdown of sales by geographic area is as follows:


                                                     3 MONTHS              3 MONTHS            9 MONTHS            9 MONTHS
                                                   OCTOBER 31,           OCTOBER 31,         OCTOBER 31,          OCTOBER 31,
                                                       2005                  2004                2005                 2004
                                                -------------------   ------------------------------------------------------------

          Canada                                $      5,497,467      $     6,221,733      $    20,001,548    $    17,948,533
          United States of America                     4,890,845            4,799,010           13,828,581         13,371,611
          International                                1,472,076                    -            1,837,533            917,854
                                                -------------------   ------------------------------------------------------------

                                                 $    11,860,388      $    11,020,743      $    35,667,662    $    32,237,998
                                                ===================   ============================================================


     b) The breakdown of identifiable assets by geographic area are as follows:

                                                   OCTOBER 31,           JANUARY 31,          OCTOBER 31,
                                                      2005                 2005                  2004
          Canada                                $      34,567,904   $      31,644,024     $      36,138,365
          United States                                   899,369           4,043,894             4,176,500
                                                --------------------------------------------------------------

                                                $      35,467,273   $      35,687,918     $      40,314,865
                                                ==============================================================

4.    COMPARATIVE FIGURES

      Certain comparative figures in the October 2004 financial statements have been reclassified to conform with the basis of presentation used in October 2005.