Form 10-K
period 2006-01-31
DECTRON INTERNATIONALE INC
filed 2006-05-22
CIK 1066042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES EXCHANGE ACT OF 1934

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES EXCHANGE ACT OF 1934

For the year ended January 31, 2006

Commission File Number 001-14503

DECTRON INTERNATIONALE INC.

------------------------------------------------

(Exact name of registrant as specified in its charter)

Quebec, Canada	N/A
(State of Incorporation or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4300 Poirier Blvd., Montreal, Quebec, Canada	H4R 2C5
(Address of principal executive offices)	(Zip Code)

(514) 334-9609

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in

 Rule 405 of the Securities Act.

 Yes___ No _X_

Indicate by check mark if the registrant is not required to file reports pursuant to

Section 13 or Section 15(d) of the Act.

Yes___ No _X_

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

Yes X       No __

               Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ___

Accelerated filer ___

Non-accelerated filer _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes___ No _X_

               The issuer's revenues for the most recent fiscal year were $ 47,366,204

There is no non-voting common equity. The aggregate market value of the common stock held by nonaffiliates (based upon the closing price of $4.29 for the shares on the NASDAQ Capital Market on March 31, 2006) was approximately $13,534,950, as of March 31, 2006. For this purpose, shares of the registrant's common stock known to the registrant to be held by its executive officers, directors, certain immediate family members of the registrant's executive officers and directors and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is required by Form 10-K and shall not be deemed to constitute an admission that any such person is an affiliate and is not necessarily conclusive for other purposes.

As of March 31, 2006, there were 3,155,000 shares of Common Stock, no par value per share, outstanding.

Documents incorporated by reference: None.

DECTRON INTERNATIONALE, INC.

2006 ANNUAL REPORT ON FORM 10-K

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

WHEN USED IN THIS FORM 10-K, THE WORDS OR PHRASES “ESTIMATE”, “INTENDS”, “MAY”, “EVALUATING” OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY “FORWARD LOOKING STATEMENTS” WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AS AMENDED. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO, FUTURE EARNINGS AND OTHER MEASUREMENTS OF FINANCIAL PERFORMANCE, FUTURE CASH FLOW AND USES OF CASH, THE EFFECT OF ECONOMIC DOWNTURNS OR GROWTH IN PARTICULAR REGIONS, THE EFFECT OF CHANGES IN THE LEVEL OF ACTIVITY IN PARTICULAR INDUSTRIES OR MARKETS, PRODUCT DEVELOPMENTS AND NEW BUSINESS OPPORTUNITIES, RESTRUCTURING COSTS AND SAVINGS, THE OUTCOME OF CONTINGENCIES, FUTURE LEVELS OF INDEBTEDNESS AND CAPITAL SPENDING, THE SUCCESSFUL IDENTIFICATION OF STRATEGIC BUSINESS PARTNERS, THE SUCCESSFUL EXECUTION OF AGREEMENTS WITH STRATEGIC BUSINESS PARTNERS REQUIRED FOR THE IMPLEMENTATION OF BUSINESS PLANS AND THE SUCCESSFUL IDENTIFICATION, ACQUISITION AND INTEGRATION OF ADDITIONAL TARGET BUSINESSES. SUCH FACTORS COULD AFFECT OUR COMPANY’S, INCLUDING THAT OF OUR SUBSIDIARIES’, FINANCIAL PERFORMANCE AND COULD CAUSE OUR ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM ANY OPINION OR STATEMENTS EXPRESSED HEREIN WITH RESPECT TO FUTURE PERIODS. AS A RESULT, WE CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE.

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

Foreign Exchange Rate Data

Dectron Internationale, Inc. maintains its book of accounts in Canadian dollars. The information provided in this Form 10-K is in the currency of the United States (US Dollars), on the basis of generally accepted accounting principles applying in the United States. Dectron Internationale, Inc.’s audit by external parties has been conducted in accordance with United States generally accepted auditing standards. Unless otherwise indicated, all references to dollar amounts in this Form 10-K are in US dollars.

The following table sets forth, for the periods indicated, certain exchange rates based on the noon buying rate in New York City for cable transfers in Canadian dollars. Such rates are the number of United States dollars per one Canadian dollar and are the inverse of rates quoted by the Federal Reserve Bank of New York for Canadian dollars per US$1.00. The average exchange rate is based on the average of the exchange rates on the last day of each month during such periods. On March 31, 2006, the exchange rate was Cdn$1.167 per US$ 1.00.

YEAR ENDED DECEMBER 31	2001	2002	2003	2004	2005
Rate at end of period	$ 0.63	$ 0.66	$ 0.77	$ 0.83	$ 0.86
Average rate during period	$ 0.64	$ 0.64	$ 0.71	$ 0.77	$ 0.83
High	$ 0.67	$ 0.66	$ 0.78	$ 0.85	$ 0.87
Low	$ 0.62	$ 0.62	$ 0.63	$ 0.72	$ 0.79

PART I

ITEM 1.

BUSINESS

Unless otherwise indicated, references to “Dectron”, “us”, “our” and “we” refer to Dectron Internationale, Inc. and its wholly-owned subsidiaries the significant ones being: (i) Dectron Inc.  (ii) RefPlus Inc., (iii) Thermoplus Air Inc., (iv) Circul-Aire Inc.(v) Purafil Canada Inc., and (vi) International Water Makers Inc. (“IWM”).

General

We are a global provider of highly engineered HVAC-R products and services to the building systems, food processing, petrochemical and various industrial and commercial  markets. Our core businesses are classified into four principal areas: Dectron, Inc., RefPlus, Circul-Aire, and Thermoplus. Dectron, Inc., Circul-Aire and Thermoplus serve customers in commercial and residential buildings through a network of manufacturers' representatives, dealers and each such subsidiary’s internal sales force. Circul-Aire and Dectron, Inc. also serve industrial customers. RefPlus serves commercial refrigeration customers through a network of wholesalers in Canada and dealers in the US.

The products manufactured and supplied include energy recycling dehumidifiers, refrigeration packages, air purification and filtration systems, heating, ventilation and air conditioning equipment. More recently, we introduced moisture recovery systems currently used for on-line turbine cleaning applications in offshore oil drilling operations.  Demand for our products is influenced by national, international and regional economic and demographic factors. The commercial and industrial new construction market is subject to cyclical fluctuations with a lag factor of 6-12 months.

We believe that we have structured our company to minimize absolute reliance on external supplier for certain key components.

Although the sales cycle from conception to delivery can take up to 8-10 months, the production cyvle (manufacturing of equipments) can last up to 2 months. Accordingly the Company may have significant working capital tied up on larger orders. The Company has a current backlog in excess of $16.5 million (60% higher than the prior year).

While most of the Company’s sales are in Canada, significant portions are exported as further detailed in note 17 of the accompanying financial statements.

Description of Business Units

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

Dectron Inc., through its subsidiary Dectron USA, operates a sales office in the United States located in Roswell, Georgia. This office supports the efforts of Dectron Inc.'s network of trained manufacturer's representatives who sell Dectron Inc.'s products throughout the United States. Dectron Inc. also has sales representatives throughout Canada and overseas. We invite our independent sales representatives and their technicians to be trained and certified by Dectron Inc.'s own technical staff at no cost to the attendees at a training school run by Dectron in our Niagara Falls, NY facility. We also use the training school both to market our products and to demonstrate to potential buyers, first hand, the technical qualifications our employees have to offer as a service to our customers. We believe that customer service and technical expertise are a large part of what sets us apart from our competitors. We also market our products in trade magazines, through industry associations and by attending trade shows where we display and demonstrate many of our products.

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

RefPlus markets its products through a network of agents in the US and a network of independent wholesalers in Canada. We believe that our RefPlus product lines offer an excellent opportunity for future expansion as RefPlus continues to gain market share in the Canadian and US markets.

Thermoplus Air Inc

Established in 1987, as KeepKool Transfer de Chaleur Inc. Thermoplus markets a variety of HVAC product lines through a network of Canadian wholesalers.

Thermoplus' present product lines include dehumidification equipment, water source air conditioners and heat pumps, portable or mobile air conditioning equipment, industrial air handlers, air to fluid heat exchangers and IAQ filtration products. These product lines are also sold through a network of agents  in the US.

Circul-Aire Inc.

In 1998, we acquired Circul-Aire Inc.  Circul-Aire is considered one of the pioneers of the air treatment industry and is a worldwide recognized leader in the advanced technologies of gas-phase filtration and energy recovery. Circul-Aire's reputation has been built on years of research and development and growing numbers of satisfied customers.  Circul-Aire has a laboratory and team of experienced engineers that offer a systematic integrated approach in solving difficult environmental control problems.  Unique systems are designed and manufactured in our facilities to suit specific applications.

Circul-Aire's Multi-Mix ™ media and integrated systems are used to reduce the odor and corrosion frequently associated with commercial, institutional, sewage treatment and industrial environments.  Combined with air-to-air heat exchanger options, Circul-Aire’s systems recuperate valuable energy from various air streams.  All Circul-Aire systems are engineered and manufactured to withstand the most severe industrial environments, including those containing corrosive gases.

International Water Makers Inc.

In July 2002, we acquired intellectual property and other assets of International Water Makers Inc. (“IWM”), including a patented process to extract significant amounts of moisture from the air. We believe that this technology surpasses any other water-generation technology currently on the market, given that it provides filtered, de-mineralized water to a variety of applications while requiring minimal energy.

Other Matters Relating to Our Business as a Whole

Employees

As of January 31, 2006, we employed a total of approximately 400 full-time employees. Our subsidiary Thermoplus has an in-house union that represents approximately 22 employees. Certain terms of their employment are part of a collective bargaining agreement that expires in December 2011. Management considers its relations with its employees to be satisfactory.

Patents and Trademarks

We have six United States and two Canadian patents as well as patent applications for the turbine washing. The patents expire between 2007 and 2015. The patents relate to swimming pool dehumidifiers, to the collection and dispensing of water from air and to the method and apparatus for controlling heat rejection in a refrigeration system.

We have trademarked the names “Dectron” and “Dry-O-Tron” in both the United States and Canada. The trademarks come up for renewal between 2007 and 2016. We also hold the trademark in “MultiMix” and “MM Multi-Mix” in the United States and Canada.  The MultiMix and MMMulti-Mix trademarks will be due for renewal in the year 2014. In addition, we hold the trademark in “CIRCUL-AIRE” in the United States and Canada, which was renewed in 1999.

Business Strategy

Dectron designs and manufactures indoor air treatment solutions to maximize health, productivity, comfort and overall quality of life. Although the HVAC industry is mature, Dectron aims to increase its market share by providing its customers with customized products, fast delivery and excellent before and after-sales support, at very competitive prices. In addition, the Company wants to better benefit from its capacity to deliver complete systems, including heating, ventilation, air conditioning, humidity control and air purification. Dectron’s unique one-stop-shop offers many advantages to customers, engineers and architects alike and creates numerous market opportunities.

Even though the Company’s current driving force is still its indoor air quality business, Dectron is banking on the development of two major areas for future growth:

-

indoor air security; and

-

water generation for industrial and drinking applications.

Management believes that the world faces three rising issues: the lack of clean water; the threat from the intentional and accidental release of chemical, biological and radioactive toxins; and the spread of viral infections on a global scale. Therefore, Dectron’s growth will be derived from the development and the marketing of solutions that will contribute to the security of indoor air and to the sustainability and availability of clean water.

Growth will also come from the Company’s globalization strategy of offering its products in various areas worldwide, including South America, Europe and the Middle East.

The Corporation’s core businesses are classified into five principal areas: Dectron, Inc., RefPlus, Circul-Aire, ThermoPlus and IWM.  Dectron, Inc., Circul-Aire and ThermoPlus serve customers in commercial and residential buildings through a network of manufacturers’ representatives, dealers and each of the subsidiary’s internal sales force.  Dectron, Inc. and Circul-Aire also serve industrial customers.  RefPlus serves commercial refrigeration customers through a network of wholesalers in Canada and dealers in the United States.

Demand for the Corporation’s products is influenced by national, international and regional economic and demographic factors.  The commercial and industrial new construction market is subject to cyclical fluctuations in that it is generally tied to housing starts but has a lag factor of approximately six to twelve months.

Competition

Although some of the markets that are served by Dectron’s subsidiaries are not fully commercialized, most are subject to heavy competition and differentiation.  Among Dectron’s major competitors in North America are Engineered Air Systems, Inc., Poolpak, Inc. and Desert-Aire Corp. in the sector of dehumidification; Cancoil Thermal Corp. and Keeprite in the sector of refrigeration; Purafil, Inc. in the sector of air purification; and Liebert Corporation in the sector of precision air conditioning.

Dectron competes primarily on the basis of total value, quality, function, serviceability, innovation and brand recognition and acceptability of its distribution channels.  Since most of Dectron’s products are linked to new construction, where the contractor is the purchasing decision maker, Dectron is often at a competitive disadvantage on sales of its products because of the emphasis placed on initial cost.

Major Customer and Distribution

Dectron’s major customers include several major HVAC wholesale and distribution outfits in Canada and approximately 80 independent manufacturer representative organizations with several offices to market its products in the United States and more recently in the Middle East.  Dectron is not particularly reliant on any one customer or distributor for the sale or distribution of its products.

Sources and Availability of Raw Materials

The most important raw materials purchased by Dectron are steel, copper and aluminum, which are obtained from domestic suppliers.  Dectron also purchases from other domestic manufacturers certain components, including compressors, electric motors and electrical controls used in its products.  The Corporation endeavors to obtain the lowest possible cost in its purchases of raw materials and components, consistent with meeting specified quality standards.  Dectron is not dependent upon any one source for its raw materials or major components of its manufactured products.  By having multiple suppliers, the Corporation believes that it will have adequate sources of supplies to meet its manufacturing requirements for the foreseeable future.

ITEM 1A.

 RISK FACTORS

The following are certain risk factors and uncertainties which Dectron faces:

UNCERTAINTY OF MARKET ACCEPTANCE.  The business segments in which Dectron competes are extremely competitive.  Although Dectron seeks to establish its products as the preferred solution for IAQ problems, demand and market acceptance for newly introduced products and services is subject to a high level of uncertainty.  Dectron has not yet commenced significant marketing activities relating to its new product lines such as its moisture recovery systems.  Potential customers may elect to utilize other products which they believe to be more efficient or have other advantages over Dectron’s products, or may otherwise be reluctant to purchase Dectron’s products.  Achieving market acceptance for Dectron’s products will require substantial marketing efforts and expenditure of significant funds to create awareness and demand by potential consumers as to the perceived benefits and distinctive characteristics of Dectron’s products.  There can be no assurance that Dectron will have available resources necessary to achieve such acceptance.

CYCLICAL DEMAND. The markets we serve are cyclical and sensitive to domestic and foreign economic conditions and events, which may cause our operating results to fluctuate. The markets we serve are sensitive to fluctuations in general business cycles and domestic and foreign economic conditions and events. For example, demand for our products is dependent upon several factors, including capital investment and product innovations.  A reduction in these factors would reduce orders for our products and reduce our sales.

COMPETITION.  The industries in which Dectron competes are all highly competitive.  Dectron competes against a number of local, regional and national manufacturers in each of its business segments, many of which have been in existence longer than Dectron and some of which have substantially greater financial resources than Dectron.  Dectron believes that competition from new entrants, especially in the IAQ markets will come, if at all, from large corporations which may be able to compete with Dectron on the basis of price and as a result may have a material adverse affect on the results of operations of Dectron.  In addition, there can be no assurance that other companies will not develop new or enhanced products that are either more effective than Dectron’s or would render Dectron’s products non-competitive or obsolete.

DEPENDENCE ON KEY PERSONNEL.  Dectron is highly dependent on the experience of its management and key personnel in the continuing development of its retail operations.  The loss of the services of certain of these individuals could have a material adverse effect on the Corporation’s business.  Dectron’s future success will depend in part on its ability to attract and retain qualified personnel to manage the development and future growth of Dectron.  There can be no assurance that it will be successful in attracting and retaining such personnel.  The failure to recruit additional key personnel could have a material adverse effect on Dectron’s business, financial condition and results of operations.

CONTINUED CONTROL BY MANAGEMENT.  Management of Dectron beneficially owns approximately 60% of Dectron’s outstanding Common Shares.  Dectron’s stockholders do not have the right to cumulative voting in the election of directors.  Accordingly, present stockholders will be in a position to exert control over the business and operations of Dectron, including the election of all directors of Dectron.

DEPENDENCE UPON THIRD-PARTY SUPPLIERS.  Although Dectron is not dependent on any one supplier, it is dependent on the ability of its third-party suppliers to supply Dectron’s raw materials as well as certain specific component parts.  Failure by Dectron’s third-party suppliers to meet Dectron’s requirements could have a material adverse effect on Dectron.  There can be no assurance that Dectron’s third-party suppliers will dedicate sufficient resources to meet Dectron’s scheduled delivery requirements or that Dectron’s suppliers will have sufficient resources to satisfy Dectron’s requirements during any period of sustained demand.  Failure of manufacturers or suppliers to supply, or delays in supplying, Dectron with raw materials or certain components, or allocations in the supply of certain high demand raw components could materially adversely affect Dectron’s operations and ability to meet its own delivery schedules on a timely and competitive basis.

PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION.  Dectron holds six United States patents and two Canadian patents.  The patents expire between 2007 and 2015.  The patents relate to swimming pool dehumidifiers, to the method and apparatus for controlling heat rejection in refrigeration systems and to the extraction of moisture from air.  Dectron may apply for additional patents relating to other aspects of its products.  There can be no assurance as to the breadth or degree of protection which existing or future patents or trademarks, if any, may afford Dectron, that any patent or trademark applications will result in issued patents or trademarks, that Dectron’s patents or trademarks will be upheld, if challenged, or that competitors will not develop similar or superior methods or products outside the protection of any patent issued to Dectron.  Although Dectron believes that its patents, trademarks and products do not and will not infringe patents or trademarks or violate the proprietary rights of others, it is possible that Dectron’s existing patent or trademark rights may not be valid or that infringement of existing or future patents, trademarks or proprietary rights may occur.  In the event Dectron’s products infringe patents or proprietary rights of others, Dectron may be required to modify the design of its products, change the name of its products or obtain a license for certain technology.  There can be no assurance that Dectron will be able to do so in a timely manner, upon acceptable terms and conditions or at all.  Failure to do any of the foregoing could have a material adverse effect upon Dectron.  In addition, there can be no assurance that Dectron will have the financial or other resources necessary to enforce or defend a patent or trademark infringement or proprietary rights violation action which may be brought against it.  Moreover, if Dectron’s products infringe patents, trademarks or proprietary rights of others, Dectron could, under certain circumstances, become liable for damages, which also could have a material adverse effect on Dectron.

INTERNATIONAL OPERATIONS. Our operations in foreign countries expose us to political risks and adverse changes in local legal, tax and regulatory schemes. In 2006, almost 48% of our consolidated revenue was from customers outside of our home market of Canada. We expect international operations and export sales to continue to contribute to our earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside of Canada. Such risks include, without limitation, the following:

•

the possibility of unfavorable circumstances arising from host country laws or regulations;

•

potential negative consequences from changes to significant taxation policies, laws or regulations;

•

changes in tariff and trade barriers and import or export licensing requirements; and

•

political or economic instability, insurrection, civil disturbance or war.

NATURAL DISASTER. Our facilities could be damaged by catastrophes which could reduce our production capacity and result in a loss of customers. We conduct our operations in facilities located throughout North America. Any of these facilities could be damaged by fire, floods, earthquakes, power loss, telecommunication and information systems failure or similar events.  Although we carry property insurance, including business interruption insurance, our inability to meet customers' schedules as a result of catastrophe may result in a loss of customers or significant additional costs such as penalty claims under customer contracts.

CURRENCY AND COMMIDITY FLUCTUATIONS.  Fluctuations in exchange rates between Canadian and United States dollars may have a material adverse effect upon Dectron’s results of operations.  Similarly fluctuations in the price of certain commodity metals could adversely affect future results. The impact of future exchange rate or commodity price fluctuations on Dectron’s results of operations cannot be accurately predicted.  To date, Dectron has not sought to hedge the risks associated with fluctuation in exchange rates and does not have a policy relating to hedging.  There can be no assurance that any hedging techniques that might be implemented by Dectron in the future would be successful or that Dectron’s results of operations will not be materially adversely affected by exchange rate or commodity price fluctuations.

ITEM 2.

PROPERTIES

	Location	Owned/	Manufacturing Area (ft2)	Office Area (ft2)	Total	Expiry
		Leased
Dectron Inc.	Montreal, QC	Leased	28,000	5,750	33,750	2011
Dectron Inc.	Roswell, GA	Leased	-	1,225	1,225	Open
Circul-aire	Montreal, QC	Leased	88,000	10,000	98,000	2016
Circul-aire	Montreal, QC	Leased	25,000	1,680	26,680	2011
Circul-aire	Mississauga, ON	Leased	-	3,700	3,700	2008
Circul-aire	Niagara Falls, NY	Leased	2,000	1,500	3,500	2010
Refplus	Boucherville, QC	Owned	58,000	10,000	68,000	-
Refplus	St. Hubert, QC	Leased	57,000	5,000	62,000	2010
Refplus	Boucherville, QC	Leased	11,000	675	11,675	2008
ThermoPlus	St. Jerome, QC	Owned	45,000	5,000	50,000	-
IWM	Boynton Beach, FL	Leased	-	150	150	Open
Totals			314,000	44,680	358,680

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of the security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock have traded on the Nasdaq Capital Market and the Toronto Stock Exchange since our initial public offering on October 5, 1998. Our common stock trades under the symbol "DECT" on Nasdaq and on the Toronto Stock Exchange under the Symbol "DTL."

The following table sets forth the high and low sales prices for our common stock as reported on Nasdaq:

	HIGH	LOW
Fiscal year ended January 31, 2006:	$9.23	$3.00

First quarter (2/1/05 - 4/30/05)	$4.86	$3.64
Second quarter (5/1/05 - 7/31/05)	$3.76	$3.10
Third quarter ( 8/1/05 - 10/31/05)	$9.23	$3.00
Fourth quarter ( 11/1/05 - 1/31/06)	$4.87	$3.91

Fiscal year ended January 31, 2005:	$4.93	$3.02

First quarter (2/1/04 - 4/30/04)	$4.93	$3.02
Second quarter (5/1/04 - 7/31/04)	$4.75	$3.44
Third quarter ( 8/1/04 - 10/31/04)	$4.16	$3.30
Fourth quarter ( 11/1/04 - 1/31/05)	$4.58	$3.60

As of March 31, 2006 there were approximately 600 shareholders of record of the 3,155,000 shares of our common stock issued and outstanding.

On March 31, 2006, the last sale price of our common stock as reported by Nasdaq was $4.29

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

Certain Material Canadian Income Tax Consequences

This summary of material Canadian federal income tax consequences is based on the Income Tax Act (Canada) (the “Tax Act”), the Canada-U.S. Tax Convention (the “Convention”), regulations, administrative rulings and practice and judicial precedent, each as in effect at the date of this annual report, all of which are subject to changes.

The following discussion applies only to a holder of our shares of common stock who, for purposes of the Tax Act is neither resident nor deemed to be resident in Canada at any time does not use or hold, and is not deemed to use or hold our shares of common stock in connection with a trade or business that the holder carries on, or is deemed to carry on, in Canada at any time (each a “non-resident holder”).

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

A “U.S. Holder” means a holder of our shares of common stock that is: (i) a citizen or resident of the U.S.; (ii) a corporation or other entity taxable as a corporation created or organized under the laws of the U.S. or any political subdivision thereof; (iii) an estate the income of which is subject to U.S. federal income tax regardless of its source, or; (iv) in general, a trust if a U.S. court can exercise primary supervision over the administration of such trust, and one or more U.S.  persons have the authority to control all of the substantial decisions of such trust.  A “non-U.S. Holder” means a holder of our shares of common stock who is not a “U.S. Holder”.

Subject in its entirety to the foregoing, there are no governmental laws, decrees or regulations in Canada, where the registrant is incorporated, that restrict the export or import of capital, including but not limited to, foreign exchange controls, or that affect the remittance of dividend or other payments to non-resident holders of our shares of common stock.

Dividends

Dividends paid or credited or deemed to be paid or credited to a non-resident will be subject to Canadian non-resident withholding tax at the rate of 25% of the gross amount of such dividends under the Tax Act.  This rate may be reduced under an applicable income tax treaty between Canada and such non-resident holder’s country of residence.  In the case of a non-resident holder which is the beneficial owner of such dividends and a resident of the United States for the purposes of the Convention, the rate of non-resident withholding tax in respect of dividends will generally be reduced to a rate of 15% of the gross amount of such dividends.

Dispositions

A non-resident holder will not be subject to tax under the Tax Act in respect of capital gains realized on the disposition or deemed disposition of our shares of common stock unless such securities are "taxable Canadian property'' (within the meaning of the Tax Act) to the holder at the time of the disposition. Our shares of common stock will generally not constitute taxable Canadian property to a non-resident holder provided they are listed on a prescribed stock exchange (which currently includes the Nasdaq) on the date of disposition and, at any time during the five-year period immediately preceding the disposition or deemed disposition of our shares of common stock, the non-resident holder, persons with whom such holder did not deal at arm's length or the non-resident holder and such persons has not owned or had an interest in or an option to acquire 25 per cent or more of the issued shares of any class or series of the capital stock of our company.

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

Securities Authorized for Issuance Under Equity Plans

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY PLANS

	Number of securities to be issued upon exercise of outstanding options	Exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders- the 2001 Stock Option Plan	108,500	$4.20	391,500

Equity compensation plans not approved by security holders	-	-	-
Total	108,500	$4.20	391,500

Recent Sales of Unregistered Securities

During the past three years, there have been no sales of unregistered securities.

Issuer Repurchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

YEAR ENDED JANUARY 31,
(In thousands, except EPS data)
	2006	2005	2004	2003	2002
Consolidated Statement of
Operations Data:

Net revenues	$47,366	$40,911	$39,655	$34,425	$29,115
Costs of revenues	$34,736	$29,261	$25,284	$22,032	$16,968
Gross profit	$12,630	$11,650	$14,371	$12,393	$12,148
Operating expenses	$11,540	$11,514	$12,293	$9,713	$9,831
Income from operations	$1,090	$136	$2,078	$2,680	$2,317
Provision for income taxes	$651	$585	$235	$577	$351
Write-down of Loan Receivable	$66	-	-	-	-
Net loss from discontinued operations, net of tax	($898)	($1,429)	($3,631)	($1,557)	($1,919)
Gain on disposal of discontinued operations, net of tax	$231	$890	$90	$591	$0
Net (loss) income available to common stockholders	($294)	($988)	($1,698)	$1,136	$47
Earnings (loss) per share - basic	($0.09)	($0.32)	($0.57)	$0.40	$0.02
Earnings (loss) per share fully diluted	($0.09)	($0.32)	($0.57)	$0.40	$0.02
Weighted average shares outstanding	3,155	3,067	2,974	2,816	2,795
Weighted average shares outstanding - fully diluted	3,155	3,067	2,974	2,849	2,795

	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:

Working capital	$4,021	$4,417	$4,285	$5,073	$3,986
Total assets	$36,449	$35,688	$39,129	$34,330	$30,561
Long-term debt	$1,534	$2,371	$5,155	$5,322	$5,170
Total liabilities	$24,256	$24,371	$27,309	$22,497	$20,710
Stockholders' equity	$12,193	$11,317	$11,820	$11,833	$9,850

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

All amounts in thousands of Dollars, except earnings per share data.

Overview

Dectron develops, manufactures and markets heating, ventilation and air conditioning (“HVAC”) products and services for various industrial and commercial applications, namely real estate construction, food processing, offshore oil platforms and others. Its core business consists of energy recycling dehumidifiers, refrigeration, air purification and filtration systems, heating, ventilation and air conditioning equipment. Each product can be sold separately or combined with other products to create a complete system, giving Dectron a strong competitive edge in the marketplace. The Company also benefits from two high-growth avenues related to indoor air security and water generation. Dectron has indeed designed and manufactured water generation systems that extract moisture from the air, which are currently used for online turbine cleaning applications in offshore oil drilling operations. 51.6% of the Company’s sales are recorded in Canada, 43.3% in the United States and 5.1% are outside North America. Dectron employs approximately 400 full-time employees and maintains approximately 350,000 square feet of manufacturing facilities in the Montreal region.

Business Environment

The HVAC industry is mature and can be affected by various industrial, economic, demographic and political factors, which are mostly favourable at present. However, two factors are currently in Dectron’s disfavour: the appreciation in the Canadian dollar in comparison with the U.S. dollar and the increase in the cost of various raw materials. As for the Company’s indoor air security and water generation operations, they represent two emerging and very promising markets. Safe air related to terrorism and air pollution is becoming a serious concern that will eventually create significant market opportunities. As for water generation, the market is unexploited and presents huge potential for industrial and drinking applications.

Results of Operations

Fiscal 2006

In 2006 we had a significant increase in sales; moreover the increase was apparent in every major division of the Company. Gross margin percentage, although lower than last year, rebounded in the fourth quarter. Selling, general and administrative expenses were held in check and as a percentage of sales dropped from last year. We finalized our divestment of IPAC 2000. The company thus finishes the year on these positive notes as well as an order book 60% higher than the previous year.  The Company’s EBITDA, a non-GAAP measure, increased 38% to $3,375 or 7.1% of consolidated sales.

Net Sales

Fiscal Years Ended January 31, (in thousands of dollars)
	2006	2005	Change
Sales	$47,366	$40,911	15.8%

Total sales rose 15.8% to $47,366 during the fiscal year ended January 31, 2006, up $6,455 from $40,911 in 2005. The Company’s sales growth reflects the revenues arising primarily from its stronger presence in the US and international markets for commercial HVAC products and related services. The increase was across all divisions with Circul-Aire up 23.7% on the strength of Ecosaire and overseas markets followed by Refplus up 11.0%, Thermoplus up 10.5% and Dectron up 3.8%. Geographically sales outside Canada accounted for 48.4% of total sales in 2006, compared with 47.6% the previous year.

Gross Profit

Fiscal Years Ended January 31, (in thousands of dollars)

	2006	2005	Change
Sales	$47,366	$40,911	15.8%
Cost of sales	34,736	29,261	18.7%
Gross profit	12,630	11,650	8.4%
Gross profit margin	26.7%	28.5%	-

Gross profit increased $980 (8.4%) to $12,630 in 2006 from $11,650 in 2005, despite a gross profit margin that decreased to 26.7% from 28.5%. Throughout the year the Company realized certain productivity gains, however the gross profit margin was still adversely affected by higher base metal material costs and aggressive pricing strategies in certain HVAC markets. Additionally the company forwent purchase discounts which in the past it had taken. The continued appreciation of the Canadian dollar also adversely affected gross margin.

Operating Expenses

Fiscal Years Ended January 31, (in thousands of dollars)
	2006	2005	Change
Selling expenses	$5,544	$5,289	4.8%
General and administrative expenses	$3,711	$3,369	10.2%
Selling, general and administrative expenses as a percentage of sales	19.5%	21.1%	-
Net restructuring costs and other unusual items	-	$552	100%
Depreciation and amortization	$1,257	$1,268	(0.9%)
Interest	$1,028	$1,036	(0.8%)
Total operating expenses	$11,540	$11,514	0.2%
Total operating expenses as a percentage of sales	24.4%	28.1%	-

Selling expenses increased by 4.8%, to $5,544 in 2006 from $5,289 in 2005. This change is primarily due to higher commissions payable on the higher sales level offset in part by continued cost-cutting. General and administrative expenses rose 10.2% to $3,711 in 2006 from $3,369 in 2005. However as a percent of sales, selling, general and administrative expenses decreased to 19.5% in 2006 versus 21.1% the previous year.

Net restructuring costs and other non-recurring items were nil in 2006 versus $552 in 2005. Those charges were the result primarily of the consolidation of the manufacturing facilities of Tranzmetal, a precision sheet metal equipment manufacturer acquired in February 2003. Those operations were consolidated into Circul-Aire’s manufacturing facilities.

Depreciation and amortization remained essentially unchanged at $1,257 versus $1,268 in 2005. Financial expenses were also virtually unchanged versus the prior year at $1,028 from $1,036 in 2005. This item includes interest expenses.

Overall, operating expenses increased slightly to $11,540 in 2006 from $11,514 in 2005. In relation to sales, operating expenses totalled 24.4%, a significant improvement over 28.1% recorded last year.

Operating Earnings

Fiscal Years Ended January 31, (in thousands of dollars)
	2006	2005	Change
Operating earnings	$1,090	$136	703%

Primarily as a result of a higher gross profit on higher sales and stable operating expenses, Dectron recorded earnings before income taxes and discontinued operations of $1,090 in fiscal 2006, compared with operating earnings of $136 the previous year.

The company took in fiscal 2006 a write-down of $66.  This represents the netting of a write-down of $166 of a loan receivable offset, in part, by the reversal of a provision taken in a previous year ($100).

Income Taxes

Fiscal Years Ended January 31, (in thousands of dollars)
	2006	2005	Change
Income taxes	$651	$585	11.3%

Income taxes of $651 were recorded in 2006 versus $585 were accounted for fiscal 2005, although most of this amount represents the tax charges derived from temporary differences between depreciation and amortization according to GAAP and the actual amounts deducted for tax purposes.

Losses From Discontinued Operations

Fiscal Years Ended January 31, (in thousands of dollars)
	2006	2005	Change
Losses from discontinued operations, net of tax	$898	$1,429	(37.2%)
Gain on disposal of discontinued operations, net of tax	$231	$890	(74.0%)

The loss from discontinued operations net of taxes amounted to $898 in fiscal 2006, compared with $1,429 in fiscal 2005, both resulting mostly from the discontinued operations of Liberty Drive Property, Inc. In 2004, Dectron’s subsidiary IPAC 2000 sold its industrial products and sheet metal divisions and consequently changed its name to Liberty Drive Property, Inc. In 2005, Liberty Drive Property sold the remaining building and land, representing the last of the assets. The loss includes a non-cash foreign exchange loss of $534 arising from the disposition of assets as well as non-cash depreciation expense of $149.

Dectron recorded a gain on disposal of the remaining building and equipment, net of tax, of $231 in 2006 versus $890 in fiscal 2005.

Net Earnings

Fiscal Years Ended January 31, (in thousands of dollars) – except EPS
	2006	2005	Change
Net loss	$(294)	$(988)	(70.3%)
Net loss per common share	$(0.09)	$(0.32)

The net loss amounted to $294 ($0.09 per share) in comparison to a loss of $988 or $0.32 per share in fiscal 2005, The weighted average number of common shares outstanding (basic and diluted) stood at 3,155,000 up from 3,066,851 in fiscal 2005.

EBITDA

EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) is a non-GAAP measure used by many in the industry as a measurement of operational performance. For the year ended January 31, 2006 EBITDA (as defined below) increased 38.3% over the previous year to $3,375 from $2,440.

EBITDA RECONCILIATION Fiscal Years Ended January 31, (in thousands of dollars)
	2006	2005	Change
Net loss	$(294)	$(988)
Before
Income Taxes	651	585
Items related to discontinued operations and Loan Receivable write-down	733	539
Interest	1,028	1,036
Depreciation & Amortization	1,257	1,268
EBITDA	$3,375	$2,440	38.3%
% of sales	7.1%	6.0%

Fiscal 2005

Consolidated Revenues increased 3.2% in fiscal year ended January 31, 2005 (“Fiscal 2005”) compared to 15.2% in Fiscal 2004. Revenues increased from $39,655 to $40,911. Sales growth in 2005 reflects revenue contributed primarily from a stronger presence in the Canadian market for commercial HVAC products and related services. This increase was partially offset by unfavorable foreign currency translations arising from the appreciation of the Canadian versus the US Dollar.

Gross profit decreased to 28.5% in 2005 compared to 36.2% in 2004, decreasing from $14,371 to $11,650. Gross margin was adversely affected by higher cost in raw material and the use of aggressive pricing strategies in the commercial HVAC markets.

Operating Expenses decreased by 2.8-percentage points in relation to sales for fiscal 2005 primarily due to pre-tax restructuring charges in the amount of $552 compared to $911 in fiscal 2004, restructuring charges arising from the consolidation of manufacturing facilities.

Selling expenses decreased by $230 from $5,518 in 2004 to $5,289 in 2005. The decrease is primarily due to cost cutting efforts from management.

General and Administrative Expenses increased by $145 from $3,224 in 2004 to $3,369 in 2005. Overall, this represents an increase of 0.1 percentage point in 2005 in relations to sales from the previous period.

Net restructuring and other non-recurring items decreased from $911 in fiscal 2004 to $552 in 2005 due to restructuring expenses incurred in Tranzmetal. This is a decrease from 2.3% to 1.3%.

Amortization expenses decreased by $98 from $1,367 in 2004 to $1,269 in 2005, a decrease of 0.35 percentage points as compared to sales. The decrease in depreciation expense in 2005 is due primarily to a low rate of acquisition of capital assets during fiscal 2005.

Financing expenses decreased by $236 from $1,272 in 2004 to $1,036 in 2005, a decrease of 0.7 percentage points as compared to sales. The decrease in interest expense in 2005 is due primarily to re-payment of long-term debt.

Net Earnings before discontinued operations decreased from $1,843 in 2004 to a loss of $449 in 2005 after tax expenses of $585.

Losses from discontinued operations net of taxes in fiscal 2005 was $1,429 compared to $3,631 in fiscal 2004.

Net loss in fiscal 2005 was $988 compared to a loss of $1,698 in fiscal 2004. The decrease in Net Loss in 2005 represents primarily the effect of restructuring charges and discontinuing of Operations of Liberty Drive Property, Inc. described in the “Acquisitions, Divestitures and Restructuring Costs” below.

Acquisitions, Divestitures and Restructuring Costs

We recorded net restructuring and unusual charges of nil in 2006 and $552 in 2005. The 2005 charges were primarily the result of cost reduction efforts, including the consolidation of the manufacturing facilities of Tranzmetal, a manufacturer of Precision Sheet Metal equipment. Those operations were consolidated with the manufacturing facility of Circul-Aire.

On May 29, 2004, we sold some selected assets related to the industrial products and sheet metal divisions of our subsidiary IPAC 2000 Inc, for $1,201. In connection with the sale, the subsidiary has changed its name to Liberty Driver Property Inc. In exchange for the assets sold, we received $951in cash and $250 as a note receivable due in quarterly installments of interest only at 8% per annum through June 1, 2005. Commencing September 1, 2005 the note is due in quarterly installments of $25 plus interest at 8% per annum.  Commencing September 1, 2006 the note is due in quarterly installments of $37 plus interest at 8% per annum, due June 2007.

We also recorded net losses of $898 in 2006 and $1,429 in 2005 resulting from the discontinued operations of Liberty Drive Property, Inc. In 2005, we divested the assets of the industrial products and sheet metal divisions of Liberty Drive Property. Assets relating to the HVAC division were also consolidated with the manufacturing facility of Circul-Aire.

Liquidity and Capital Resources

Management assesses liquidity in terms of our company’s ability to generate cash to fund its operating, investing and financing activities. Significant factors affecting the management of liquidity are: cash flows generated from operating activities, capital expenditures, financing requirements, investments in businesses, adequacy of available bank lines of credit and the ability to attract long-term capital with satisfactory terms.

Operating Activities

Operating activities provided cash flows of $157 in fiscal 2006, compared with $2,146 in 2005. The principal sources of cash were a $1,715 increase in accounts payable and taxes payable and  depreciation and amortization for an amount of $1,257. This was offset by an increase in accounts receivable of $2,038 and in inventories of $797.

In, Fiscal 2005, we generated positive cash flows from operating activities of $2,146. The principal sources of cash were accounts receivable in the amount of $1,371 depreciation and amortization in the amount of $1,268 and accounts payable in the amount of $1,232. The principal use of cash was inventories in the amounts of $836.

In Fiscal 2004, we generated positive cash flows from operating activities of $584. The principal sources of cash were depreciation and amortization in the amount of $ 1,367 and accounts payable in the amount of $826. The principal uses of cash were accounts receivable and inventories in the amounts of $1,521 and $1,469 respectively.

Investing Activities

In Fiscal 2006, investing activities used $884 of cash attributed to the acquisition of capital assets and advances to a related party to finance the expansion of a plant, as well as an increase in deferred charges.

In Fiscal 2005, we reported negative cash flows from investing activities of $1,053 attributed to the acquisition of capital assets and advances to a related party to finance the expansion of a plant.

In Fiscal 2004, we reported negative cash flows from investing activities of $1,408 attributed to the acquisition of capital assets.

Financing Activities

In Fiscal 2006 financing activities used $1,479 of cash. This usage was primarily attributable to the repayment of long-term debt as a result of the sale of the assets of the discontinued operations offset by higher bank borrowings.

In Fiscal 2005, we reported negative cash flows from financing activities of $4,042. The principal source of cash was issuance of shares in the amount of $544 pursuant the exercise of some options. The principal uses of cash were repayments of long-term debt in the amount of $1,928 and re-payments of bank loans in the amount of $1.859.

In Fiscal 2004, we reported positive cash flows from financing activities of $3,317. The principal source of cash was advances from bank loans of $4,315. The principal use of cash was repayments of long-term debt in the amount of $990.

Credit Agreement

The Company has a Cdn$12,000 secured credit arrangement with a Canadian chartered bank.  Borrowing availability is calculated as a function of “eligible accounts receivable” and “eligible inventory” each as defined in the Line of Credit Agreement. Dectron's borrowings under the line of credit bear interest at Canadian prime plus 2%, which at January 31, 2006 amounted to 7.25%.  Interest on any borrowings is payable monthly.  As at January 31, 2006, the company did not meet certain financial ratios within the covenants of its authorized credit facilities.  In management's opinion the matter will be resolved favourably with the bank.  All borrowings are collateralized by our assets. The agreement expires June 30, 2006 and the Company is negotiating with potential lenders, including the incumbent, to secure longer term financing at terms no less favourable than those currently in place.

We have contractual obligations arising from sales of certain businesses and assets, as well as debt and operating leases. As of January 31, 2006, we had an outstanding balance on our line of credit of $12,634 and do not have any purchase obligations. We have not engaged in off-balance sheet financing or commodity contract trading.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Commitments and Other Obligations

CONTRACTUAL OBLIGATIONS		PAYMENTS DUE BY PERIOD
	TOTAL	0-1 YEARS	1-3 YEARS	4-5 YEARS	5+ YEARS
Balance of Sale	131	131	-	-	-
Other Long Term Debt	1,951	418	874	371	288
Total Long term debt	2,082	549	874	371	288
Operating leases	4,422	931	1,946	1,545	-

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

Intangible Assets and Goodwill

We account for intangible assets and goodwill in accordance with Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets", which was adopted by us on February 1, 2002 in accordance with that statement, goodwill and intangible assets with indefinite lives are no longer amortized, but rather tested for impairment at least annually. Intangible assets with estimable useful lives, consisting of patents, trademarks, and rights, are amortized on a straight-line basis over the estimated useful lives of 5 to 15 years, and are reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment of long-lived Assets".

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

Recent accounting pronouncements

On December 16, 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted no later than February 1, 2006. Early adoption is permitted. The Company expects to adopt SFAS 123(R) on February 1, 2006, utilizing the modified retrospective method. The modified retrospective method requires compensation costs to be recognized beginning with the effective date based on the requirements of SFAS 123(R) for all (a) share-based payments granted after the effective date and (b) awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. Amounts for prior years will be restated based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, when adopted, the impact of SFAS 123(R) on prior periods will approximate the impact of SFAS 123 as described in the disclosure of pro forma net earnings and earnings per share in the Summary of Significant Accounting Policies note 1.

In November 2004, the FASB issued SFAS 151, “Inventory Costs - an amendment of ARB No.43, Chapter 4,” which requires companies to expense abnormal freight, handling costs, or spoilage in the period incurred and to allocate fixed overhead based on normal capacity, with adjustment if production is abnormally high. This standard became effective for the Company on August 1, 2005. The Company currently accounts for abnormal freight, handling costs, and spoilage consistent with the standard. There was no material impact on the results of the Company.

In May 2005 the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 154”). SFAS No. 154 changes the requirements for, the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

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

In addition, see “Item 9A  - Controls and Procedures” below.

Outlook

While the demand for its products has increased steadily due to a favourable economic environment in recent years, the Company has nevertheless faced fierce competition in the North American HVAC industry, a significant appreciation in the Canadian dollar and a sharp rise in raw material costs. Dectron’s results have therefore been adversely affected by several divestitures in recent years.

Management believes that great progress has been made in regard to productivity. In fact, various manufacturing operations have been consolidated and certain non-strategic low-yielding assets have been sold. Accordingly, the Company does not expect to incur any loss from discontinued operations for the current fiscal year.

Based on selective price increases and further improvements in efficiency, management is confident in believing that the

Company will increase profit margins to higher and sustainable levels. In addition, Dectron’s growth avenues, namely indoor air security and water generation, will eventually bring substantial sales, which would have a direct impact on the Company’s overall profitability. All in all, management feels that the worst is over and that Dectron now benefits from a stronger foundation to drive sustained growth and profitability.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Risk Management

We are exposed to fluctuations in foreign currency exchange rates and interest rates.  We do not use futures, options and swaps. We do hedge some of our exposure to foreign exchange fluctuations being keeping a portion of our debt in United States Dollars. The instruments we utilize in our hedging activities are viewed as risk management tools, involve little complexity and are not used for trading or speculative purposes. Management believes that we satisfactorily diversify the counterparts used and monitor the concentration of risk to limit our counterpart exposure.

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

ITEM 8.

FINANCIAL STATEMENTS

The financial statements are included at the end of this Annual Report on Form 10-K at the pages indicated below.

Financial Statements:	Page Number
Report of Independent Auditors	F - 1
Consolidated Balance Sheets for the years ended January 31, 2006 and January 31, 2005	F - 2 to F - 3
Consolidated Statements of Operations for the years ended January 31, 2006, 2005 and 2004	F – 4 to F-5
Consolidated Statements of Cash Flows for the years ended January 31, 2006, 2005 and 2004	F - 6 to F - 7
Consolidated Statements of Stockholders’ Equity for the years ended January 31, 2006 2005 and 2004	F - 8
Notes to Consolidated Financial Statements	F - 9 to F - 28

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

•

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

•

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

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives

Based upon our management’s evaluation, our chief executive officer and chief financial officer have concluded that, as of January 31, 2006, the disclosure and internal accounting controls provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported as and when required, including with specific reference that our assets are safeguarded, transactions are executed in accordance with management’s authorizations and the financial records are reliable for the purpose of preparing financial statements.

There were no significant changes in our internal and disclosure controls or in other factors that could significantly affect such internal and disclosure controls subsequent to the date of their evaluation.

ITEM 9B

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The officers and directors of Dectron, and further information concerning them, are as follows:

Name	Age	Position
Ness Lakdawala	72	Chairman of the Board of Directors, President and Chief Executive Officer
Mauro Parissi	40	Chief Financial Officer, Secretary and Director
Dick Driggs	68	Director
Gilles Richard	68	Director
Serge Beaudet	59	Director
Glenn La Rusic	45	Vice-President, Finance
Michel Lecompte	56	President & General Manager of RefPlus
Leena Lakdawala	38	General Manager Circul-aire

Each director is elected for a period of one year at our annual meeting of stockholders and serves until the next such meeting and until his or her successor is duly elected and qualified. Directors may be re-elected annually without limitation. Officers are appointed by, and serve at the discretion of, our board of directors.  Our board of directors met 4 times during the year ended January 31, 2006.

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

Gilles Richard has served as a Director of Dectron since 2001.  Mr. Richard is a semi-retired businessman who was previously the President of Le Circuit Lincoln Mercury, the sixth largest dealership in Canada. Mr. Richard was also involved with partners in a distributorship of lift-truck (Mitsubishi’s M-Lift), two computer companies which created software applications car dealership, and most recently the construction of commercial and residential buildings.  Over the years, Mr. Richard was a director or officer of various organizations such as the Nada (National Automobile Association) and CADA (Canadian Automobile Association).

Serge Beaudet, C.A. MBA, has been a Director since April 2005. Mr. Beaudet is currently Vice-President, Canadian Operating Division of Arctic Glacier Inc., a publicly traded packaged ice company. From 1988 to 1998 Mr. Beaudet was an owner/shareholder of a packaged ice company; that company was sold to Arctic Glacier in 1998. Prior to that he provided audit and business management services at KPMG for 19 years, 9 of which as a partner.  He has been a part-time professor in Business Management at Université de Québec a Montréal. He is a member of the Board of Directors of the “Canadian Association of Ice Industries” since 1995 having been Chairman in 1998-1999. He was a member of the Board of Directors of the “International Packaged Ice Association” from 2000-2003. He has a Masters of Business Administration degree from École des Hautes Études Commerciales (HEC).

Glenn La Rusic, C.A. was recently hired as Vice-President, Finance. Prior to joining Dectron Mr. La Rusic worked as a consultant. He has served as Chief Financial Officer of Huntingdon Mills Inc. After being engaged to lead the restructuring, Huntingdon Mills Inc. filed for bankruptcy in 2004. Prior to that he was Director of Finance for The Hockey Company. He also has several years experience in banking and articled at Price Waterhouse. Mr. La Rusic is currently a member of The Canadian Institute of Chartered Accountants and The Order of Chartered Accountants of Quebec. Mr. La Rusic received his graduate diploma in Public Accountancy from McGill University in 1994. He holds a B.B.A. from Simon Fraser University.

Michel Lecompte has served as the President of RefPlus since 1994. From 1977 to 1994, Mr. Lecompte was with Blanchard Ness as both Chief Engineer and Estimator. Mr. Lecompte was involved in estimating commercial and industrial HVAC systems as well as updating operating and maintenance procedures to improve existing equipment efficiency. Mr. Lecompte also provided technical guidance to construction departments and identified evaluated and resolved problems. Mr. Lecompte is a member of ASHRAE and is a voting member of ASHRAE's Technical Committee which establishes worldwide acceptance of HVAC standards. In addition, Mr. Lecompte conducts many HVAC seminars focusing on refrigeration and heat recovery. Mr. Lecompte is also a member of the Refrigeration Service Engineers Society.

Leena Lakdawala currently General Manager of Circul-Aire Inc. has served as Executive Vice President and was a Director of Dectron until 2005, and has also served as Vice President of Production and Administration for Dectron Inc. since 1994. She is currently a member of the Heating Refrigeration and Air Conditioning Institute. Mrs. Lakdawala received her B.A from Concordia University in 1993.  Leena Lakdawala is the daughter of Ness Lakdawala.

Mr. Ness Lakdawala is the father of Leena Lakdawala.

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Securities Exchange Act, as amended (the “Exchange Act”) requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Executive officers, directors and persons who beneficially own more than ten percent of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of reporting forms furnished to us, we believe that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to our directors, officers and any persons holding 10% or more of our common stock with respect to our fiscal year ended January 31, 2006 were satisfied on a timely basis.

Audit Committee

Our board of directors has an audit committee comprised of Gilles Richard, Serge Beaudet and Dick Driggs.  The audit committee makes recommendations to our board of directors regarding the independent auditors for our company, approves the scope of the annual audit activities of our independent auditors, review audit results and will have general responsibility for all of our auditing related matters.

The purpose of the Audit Committee is to assist our board of directors in the oversight of the integrity of the consolidated financial statements of our company, our company’s compliance with legal and regulatory matters, the independent auditor’s qualifications and independence, and the performance of our company’s independent auditors. The primary responsibilities of the Audit Committee are set forth in its charter, and include various matters with respect to the oversight of our company’s accounting and financial reporting process and audits of the consolidated financial statements of our company on behalf of our board of directors. The Audit Committee also selects the independent certified public accountants to conduct the annual audit of the consolidated financial statements of our company; reviews the proposed scope of such audit; reviews accounting and financial controls of our company with the independent public accountants and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates.

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

Audit Committee Financial Expert

The Board of Directors has determined that Serge Beaudet qualifies as our financial expert under SEC rules. Mr. Beaudet is also independent under SEC rules.

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

Any amendment of our Code of Ethics or waiver thereof applicable to any of our principal executive officer, principal financial officer and controller, principal accounting officer or persons performing similar functions will be disclosed on our website (www.dectron.com) within 5 days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed.  A copy of our Code of Ethics is attached hereto as Exhibit 14 to the Form 10K filed for the fiscal year ended January 31, 2004 and is incorporated herein by reference. Furthermore copies of our code of ethics are available at no charge from the Corporate Secretary upon written request to our head office.

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

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted, our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses, incurred or paid by one of our directors, officers or controlling persons in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person, we will, unless our counsel opines that the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act of 1933, as amended, and we will be governed by the final adjudication of such issue.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by Dectron during each of the last three fiscal years to our Chief Executive Officer and to each of our highest paid executive officers who earned in excess of $100,000 during the year ended January 31, 2006.

Summary Compensation Table

Name and Principal Position	Year	Annual Salary	Bonus	Restricted Stock Awards	Options/SARs	Other Compensation
Ness Lakdawala	2006	172,018		-	-	-
Chairman of the Board,	2005	166,266		-	-	-
President and CEO	2004	149,000		-	-	-

Employment Agreements

We have an employment agreement with Mr. Ness Lakdawala, our Chief Executive Officer.  The employment agreement was renewed in 2004 for a two-year period.  The employment agreement entitled Mr. Lakdawala to an annual salary of $200,000, adjusted annually for increases in the Consumer Price Index.  In the event that we are subject to a takeover or a change of control event, Mr. Lakdawala is entitled to a bonus equal, on an after tax basis, to five times his then current annual base salary.  Mr. Lakdawala's employment agreement contains a non-competition provision, which forbids him from engaging in a competitive business during his employment and for a period of one year thereafter.

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

Cash Compensation. In determining our recommendations for adjustments to officers’ base salaries for Fiscal 2006 we focused primarily on the scope of each officer's responsibilities, each officer’s contributions to Dectron's success in moving toward its long-term goals during the fiscal year, the accomplishment of goals set by the officer and approved by our board of directors for that year, our assessment of the quality of services rendered by the officer, comparison with compensation for officers of comparable companies and an appraisal of our financial position. In certain situations, relating primarily to the completion of important transactions or developments, we may also pay cash bonuses, the amount of which will be determined based on the contribution of the officer and the benefit to Dectron of the transaction or development.

Equity Compensation. The grant of stock options to executive officers constitutes an important element of long-term compensation for the executive officers. The grant of stock options increases management’s equity ownership in us with the goal of ensuring that the interests of management remain closely aligned with those of our stockholders. Our board of directors believes that stock options in Dectron provide a direct link between executive compensation and stockholder value. By attaching vesting requirements, stock options also create an incentive for executive officers to remain with us for the long term.

Chief Executive Officer Compensation

As indicated above, the factors and criteria upon which the compensation of Ness Lakdawala, our Chief Executive Officer, is based are identical to the criteria used in evaluating the compensation packages of the other executive officers of Dectron. The Chief Executive Officer’s individual contributions to Dectron include his leadership role in establishing and retaining a strong management team, developing and implementing our business plans and attracting investment capital to Dectron. In addition, we have reviewed compensation levels of chief executive officers at comparable companies within our industry.

Other Compensation

Outside directors are paid an honorarium of $2,000 for attending meetings of our board of directors. Additionally they may receive a further honorarium of $200 per hour for time dedicated to Committees of the Board.

Stock Option Plan

2001 Stock Option Plan

We have adopted the 2001 Stock Option Plan (the “2001 Plan”) pursuant to which 500,000 shares of Common Stock are reserved for issuance, 108,500 options are currently issued and outstanding.

On January 4, 2002, our board of directors granted options under our 2001 Stock Option Plan to certain members of our Board and certain employees. Leena Lakdawala, Roshan Katrak, Mauro Parissi and Gilles Richard were granted 15,000, 15,000, 5,000 and 3,000 options, respectively. Subject to certain limitations, the options granted are exercisable one year after issuance.  Subsequent to the one-year anniversary date of the grant, the option holders may exercise the option up to 25% per year of the total options granted for the following four years.  Each of the options will be fully exercisable on January 4, 2006, and expire on January 4, 2011.  The exercise price of the options is $4.20.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 26, 2006 with respect to each beneficial owner of 5% or more of the outstanding shares of our common stock, each of our officers and directors, and all of our officers and directors as a group:

Names and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (2)		Percentage of Shares Outstanding
Ness Lakdawala (1)	1,734,058	(3)	55.0%

Gilles Richard (1)	2,250		*

Serge Beaudet (1)	-		-

Dick W. Driggs (1)	-		-

Mauro Parissi (1)	45,210	(5)	*

Michel Lecompte (1)	11,600		*

Leena Lakdawala (1)	99,027	(4)	3.1%

Glenn La Rusic (1)	-		-

Directors and officers as a group	1,886,045		59.8%

Leonard Schlemm (6)	221,497		7.0%

Total

* Less than one %.

(1)

The address of each individual is c/o Dectron Internationale Inc., 4300 Poirier Blvd., Montreal, Quebec, Canada H4R 2C5.

(2)

Based upon information furnished to us by the directors and executive officers or obtained from our stock transfer books. We are informed that these persons hold the sole voting and dispositive power with respect to the common stock except as noted herein. For purposes of computing “beneficial ownership” and the percentage of outstanding common stock held by each person or group of persons named above as of the date of this annual report, any security which such person or group of persons has the right to acquire within sixty (60) days after such date is deemed to be outstanding for the purpose of computing beneficial ownership and the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)

Represents (i) 43,561 shares of Common Stock directly owned, (ii) 127,934 shares of Common Stock owned by Roshan Katrak, Mr. Lakdawala's wife, (iii) 69,684 shares of Common Stock owned by Roshaness Inc., a company owned by Mr. Lakdawala, and (iv) 1,492,879 owned by 3103-7195 Quebec Inc., a company owned by Mr. Lakdawala's spouse and children.

(4)

Represents (i) 55,427 shares of Common Stock and (ii) 43,600 shares of Common Stock owned by Aurelio Useche, Ms Lakdawala’s husband.

(5)

Represents (i) 44,710 shares of Common Stock directly owned, and (ii) 500 shares of common owned by Suzie Lapointe, Mr. Parissi’s wife.

(6)

Based on Form 13D filed Feb 15, 2006 by Mr. Schlemm with the SEC. His address is also listed on said filing.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

We lease our St. Hubert, Quebec manufacturing facility from Roshan Katrak, our Vice President of Human Relations and the wife of Ness Lakdawala, our President, Chairman and CEO and their children, for an annual rent of $47. We believe that the lease was made on terms no less favorable than could be obtained from unaffiliated third parties.

We lease our Grande Allee manufacturing facilities from Investiness Inc., a company owned by Ness Lakdawala's spouse and children, for an aggregate annual lease payment of $239. We believe that the lease was made on terms no less favorable than could be obtained from unaffiliated third parties. Furthermore the Company made interest-free advances to Investiness of $1,275 between 2004 and 2006 to fund the expansion of the plant. It is expected that those advances will be repaid over the course of the current year.

Between March 1999 and January 2005 loans were made to certain executives of the Company to finance the purchase of the Dectron's stock and bear interest at the Canadian prescribed interest rate currently at three percent (3%). As of Jan. 31, 2006, these loan balances were $1,874. The individuals are in the process of financing these loans with an independent outside source.

In 2006, Roshan Katrak advanced the Corporation $176, this amount was repaid through the assignment of a loan receivable to the Corporation from a private company in the same amount.

All future material transactions, between Dectron and its officers, directors, principal stockholders or affiliates of any of them have been and will be on terms no less favorable to Dectron than those that can be obtained from unaffiliated third parties, and will be approved in advance by a majority of the independent and disinterested directors who had access, at Dectron's expense, to  independent legal counsel.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Schwartz Levitsky Feldman LLP (SLF) has served as our independent public accountant for each of the fiscal years in the three-year period ended January 31, 2006, for which audited consolidated financial statements appear in this report.

The auditor is engaged to provide services pursuant to pre-approval policies and procedures established by the Audit Committee of Dectron's board of directors. The Audit Committee approves the external auditor's Audit Plan and all related fees. The Audit Committee approves any non-audit services provided by the auditor and considers whether these services are compatible with the external auditor's independence.

Our audit committee believes that the provision of services in addition to audit services in fiscal 2006 and 2005 were compatible with maintaining SLF’s independence.

SLF did not provide any financial information systems design or implementation services to us during 2006 or 2005.

	2006	2005

Audit Fees	$143,506	$108,075
Audit Related Fees	-	-
Tax Fees	$15,945	$15,143
All Other Fees*	$20,828	$5,199
	$180,280	$128,417

* includes advice on commodity tax issues.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

Table of Contents

F - 1

Consolidated Balance Sheets

F - 2 to F - 3

Consolidated Statements of Operations

F - 4 to F-5

Consolidated Statements of Cash Flows

F - 6 to F - 7

Consolidated Statements of Stockholders' Equity

F - 8

Notes to Consolidated Financial Statements

F - 9 to F - 28

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

DECTRON INTERNATIONALE INC.

By: /s/ Ness Lakdawala ---------------------- Ness Lakdawala Chairman and Chief Executive Officer Dated: May 19, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ness Lakdawala	Chairman, President, Chief Executive Officer	May 19, 2006
------------------ Ness Lakdawala
/s/ Mauro Parissi	Chief Financial Officer, Secretary and Director	May 19, 2006
----------------- Mauro Parissi
/s/ Gilles Richard	Director	May 19, 2006
------------------ Gilles Richard
/s/ Dick Driggs	Director	May 19, 2006
------------------ Dick Driggs
/s/ Serge Beaudet	Director	May 19, 2006
------------------ Serge Beaudet

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets	2 - 3

Consolidated Statements of Operations	4 - 5

Consolidated Statements of Cash Flows	6 - 7

Consolidated Statements of Stockholders' Equity	8

Notes to Consolidated Financial Statements	9 - 28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Dectron Internationale Inc.

We have audited the consolidated balance sheets of Dectron Internationale Inc. as at January 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years ended January 31, 2006, 2005 and 2004. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dectron Internationale Inc. as at January 31, 2006 and 2005 and the results of its operations and its cash flows for each of the years ended January 31, 2006, 2005 and 2004, in conformity with generally accepted accounting principles in the United States of America.

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

Montreal, Quebec

April 20, 2006

Schwartz Levitsky Feldman LLP

INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

DECTRON INTERNATIONALE INC.

Consolidated Balance Sheets

As at January 31, 2006 and January 31, 2005

(Amounts Expressed in thousand of United States Dollars, unless specified)

	2006	2005
Assets

Current

Cash	$ 1,519	$ 1,075
Accounts receivable (note 4)	11,718	9,680
Income taxes receivable	-	88
Inventory (note 5)	10,841	10,044
Prepaid expenses and sundry assets	552	569
Loans receivable (note 6)	476	69
Current assets held by discontinued operations (note 15)	-	3,415

	25,106	24,940

Loans receivable (note 6)	1,290	1,211

Investment tax credits receivable (note 14)	508	-

Property, plant and equipment (note 7)	7,144	7,542

Intangibles (note 8)	68	80

Goodwill	1,810	1,661

Deferred charges	159	-

Deferred income taxes (note 14)	363	254

	$36,449	$35,688

Approved on behalf of the board:

/s/ Ness Lakdawala            Director

/s/ Mauro Parissi                Director

DECTRON INTERNATIONALE INC.

Consolidated Balance Sheets

As at January 31, 2006 and January 31, 2005

(Amounts Expressed in thousand of United States Dollars, unless specified)

	2006	2005

Liabilities

Current

Bank loans (note 9)	$12,634	$11,643
Accounts payable and accrued expenses (note 10)	7,508	6,184
Income taxes payable	391	-
Current portion of long-term debt (note 11)	548	2,349
Deferred revenue	5	5
Current liabilities held by discontinued operations (note 15)	-	342

	21,086	20,523

Long-term debt (note 11)	1,534	2,371

Deferred revenue	1,636	1,477

	24,256	24,371

Commitments and contingencies (note 17)

Stockholders’ equity

Capital stock (note 12)	7,041	6,873

Treasury stock	(89)	(89)

Accumulated other comprehensive income	3,307	2,305

Retained earnings	1,934	2,228

	12,193	11,317

	$36,449	$35,688

DECTRON INTERNATIONALE INC.

Consolidated Statements of Operations

For the Years Ending January 31

(Amounts Expressed in thousand of United States Dollars, unless specified)

	2006	2005	2004

Sales	$47,366	$40,911	$39,655

Cost of sales	34,736	29,261	25,284

Gross profit	12,630	11,650	14,371

Operating expenses

Selling	5,544	5,289	5,518
General and administrative	3,711	3,369	3,224
Net restructuring and other unusual items (note 13)	-	552	911
Depreciation and amortization	1,257	1,268	1,367
Interest	1,028	1,036	1,273

	11,540	11,514	12,293

Earnings before under-noted	1,090	136	2,078

Write-down of loan receivable	66	-	-

Earnings before income taxes and discontinued operations	1,024	136	2,078

Income taxes (note 14)	651	585	235

Earnings (loss) before discontinued operations	373	(449)	1,843

Loss from discontinued operations, net of tax (note 15)	(898)	(1,429)	(3,631)
Gain on disposal of discontinued operations, net of tax (note 15)	231	890	90

Net loss	$ (294)	$ (988)	$(1,698)

DECTRON INTERNATIONALE INC.

Consolidated Statements of Operations (Continued)

For the Years Ending January 31

(Amounts Expressed in thousand of United States Dollars, unless specified)

	2006	2005	2004

Net earnings (loss) per common share, basic and diluted (in US $)

Continuing operations	$ 0.12	$ (0.14)	$ 0.62
Discontinued operations	(0.28)	(0.47)	(1.22)
Disposal of discontinued operations	0.07	0.29	0.03

	$ (0.09)	$ (0.32)	$ (0.57)

Weighted average number of common shares outstanding

Basic	3,155,000	3,066,851	2,973,750
Diluted	3,155,000	3,066,851	2,973,750

DECTRON INTERNATIONALE INC.

Consolidated Statements of Cash Flows

For the Years Ending January 31

(Amounts Expressed in thousand of United States Dollars, unless specified)

	2006	2005	2004
Operating activities

Net earnings (loss) from continuing operations	$ 373	$ (449)	$ 1,843

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	1,257	1,268	1,367
Decrease (increase) in deferred income taxes	(109)	121	(216)
Increase (decrease) in deferred revenue	159	(229)	263

	1,681	711	3,257
Changes in non-cash operating items (note 16)	(1,523)	1,435	(2,673)

Net cash provided by operating activities	157	2,146	584

Investing activities

Acquisition of property, plant and equipment	(238)	(368)	(1,307)
Advances to loans receivable	(487)	(685)	(101)
Increase in deferred changes	(159)	-	-

Net cash used in investing activities	(884)	(1,053)	(1,408)

Financing activities

Advances from (repayments of) bank loans	991	(1,859)	4,315
Repayments of long-term debt	(2,638)	(1,928)	(990)
Issuance of shares	-	544	163
Repayments of (advances for) share purchase plan receivable	168	(799)	(171)

Net cash provided by (used in) financing activities	(1,479)	(4,042)	3,317

Effect of foreign currency exchange rate on cash and cash equivalents	244	376	1,031

Effect of discontinued operations (note 15)	2,406	1,191	(1,883)

DECTRON INTERNATIONALE INC.

Consolidated Statements of Cash Flows (continued)

For the Years Ending January 31

(Amounts Expressed in thousand of United States Dollars, unless specified)

	2006	2005	2004

Net increase (decrease) in cash and cash equivalents	444	(1,382)	1,641

Cash and cash equivalents, beginning of year	1,075	2,457	816

Cash and cash equivalents, end of year	$ 1,519	$ 1,075	$ 2,457

Supplemental disclosure of cash flow information:

Interest paid	$ 835	$ 992	$ 1,272

Income taxes paid	$ 229	$ 533	$ 349

DECTRON INTERNATIONALE INC.

Consolidated Statements of Stockholders’ Equity

For the Years Ending January 31

(Amounts Expressed in thousand of United States Dollars, unless specified)

	Capital Stock		Cumulative	Other
	Number	Amount	Retained Earnings	Comprehensive Income	Treasury Stock

Balance January 31, 2003	2,919,500	$7,136	$4,914	$(129)	$(89)

Share purchase plan receivable	-	$(171)	$ -	$ -	$ -
Issuance of shares	54,250	163	-	-	-
Foreign currency translation	-	-	-	1,693	-
Net loss for the year	-	-	(1,698)	-	-

Balance January 31, 2004	2,973,750	$ 7,128	$3,216	$1,564	$ (89)

Share purchase plan receivable	-	$(799)	$ -	$ -	$ -
Issuance of shares	181,250	544	-	-	-
Foreign currency translation	-	-	-	740	-
Net loss for the year	-	-	(988)	-	-

Balance, January 31, 2005	3,155,000	$6,873	$2,228	$2,304	$ (89)

Share purchase plan receivable	-	$168	$ -	$ -	$ -
Issuance of shares	-	-	-	-	-
Foreign currency translation	-	-	-	1,003	-
Net loss for the year	-	-	(294)	-	-

Balance, January 31, 2006	3,155,000	$7,041	$1,934	$3,307	$ (89)

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2006 and January 31, 2005

(Amounts Expressed in thousand of United States Dollars, unless specified)

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

Comparative figures

Certain figures for 2005 have been reclassified to make their presentation identical to that adopted in 2006.

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

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2006 and January 31, 2005

(Amounts Expressed in thousand of United States Dollars, unless specified)

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

Depreciation and amortization for property, plant and equipment acquired during the year are recorded at one-half of the indicated rates.

Intangible assets and goodwill

The company accounts for intangible assets and goodwill in accordance with Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company on February 1, 2002 in accordance with that statement, goodwill and intangible assets with indefinite lives are no longer amortized, but rather tested for impairment at least annually.  Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired in a purchase business combination.  Intangible assets with estimable useful lives, consisting of patents, trademarks, and rights, are amortized on a straight-line basis over the estimated useful lives of 5 to 15 years, and are reviewed for impairment in accordance with SFAS 144, “Accounting for the Impairment of Long-Lived Assets”.

Deferred Charges

Deferred charges, which represent financing costs that were incurred during the year, are recorded at cost and will be amortized on a straight live basis over a five-year period.  Deferred charges are tested for impairment annually.

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2006 and January 31, 2005

(Amounts Expressed in thousand of United States Dollars, unless specified)

1.

Summary of significant accounting policies (continued)

Impairment of goodwill and long-lived assets

Goodwill and intangible assets with definite lives are tested at least annually for impairment in accordance with the provisions of SFAS 142.

Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit.  The fair values of the reporting units are estimated using the income or discounted cash flows approach if the carrying amount of the reporting unit exceeds its fair value, then a second step is performed to measure the amount of impairment loss, if any.  Any impairment loss would be expensed in the consolidated statements of operations.  The impairment test for intangibles with indefinite useful lives consists of a comparison of the fair value of the intangible assets with its carrying amount.  When the carrying amount of the intangible assets exceeds its fair value, an impairment loss would be recognized for the difference.

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

Research and development costs

Research and development costs of $2,162 (2005: $1,975; 2004: $1,979), net of investment tax credits of $1,003 (2005: $885; 2004: $1,272), are included in cost of goods sold and selling expenses.

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

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2006 and January 31, 2005

(Amounts Expressed in thousand of United States Dollars, unless specified)

1.

Summary of significant accounting policies (continued)

Foreign currency translation (continued)

The translation of the financial statements from Canadian dollars into United States dollars is performed for the convenience of the reader.  Balance sheet accounts are translated using closing exchange rates in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during each reporting period.  No representation is made that the Canadian dollar amounts could have been, or could be, converted into United States dollars at the rates on the respective dates and or at any other certain rates.  Adjustments resulting from the translation are included in the accumulated other comprehensive income in stockholder’s equity.

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

Stock based compensation

The company has stock options plans, which are described in the Capital stock note 12.  Stock-based compensation is accounted for under Accounting Principles Board (APB) Opinion No. 25., “Accounting for Stock Issued to Employees”, and related Interpretations.  The company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, no compensation cost has been recognized for the company’s stock option plans that were granted in fiscal year 1999 and 2002.  The following table illustrates the effect on net earnings and net earnings per common share if the company had applied the fair-value based method of SFAS No. 123, “Accounting for Stock-based Compensation”, to record expense for stock options.

	2006	2005	2004

Net loss, as reported	$ (294)	$ (988)	$ (1,698)
Less: Compensation for option awards determined by the fair value-based method, net of related tax effects	(35)	(26)	(67)

Pro forma net loss	$ (329)	$ (1,014)	$ (1,765)

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2006 and January 31, 2005

(Amounts Expressed in thousand of United States Dollars, unless specified)

1.

Summary of significant accounting policies (continued)

Stock based compensation (continued) (in US $)

	2006	2005	2004

Net loss per common shares
Basic and diluted
As reported	$ (0.09)	$ (0.32)	$ (0.57)
Pro forma	(0.10)	(0.33)	(0.59)

The weighted average fair value of options granted was $1.86 in 2006, $2.51 in 2005, and $1.48 in 2004.  The fair value of each option grant for the company’s plans is estimated on the date of the grant using the Black-Scholes option-pricing model, with the following weighted average assumptions.

	2006	2005	2004

Risk-free interest rates	3.40%	3.70%	4.50%
Expected option lives	2.5 years	3.5 years	2.9 years
Expected volatilities	70.2%	57.9%	62.9%
Expected dividend risks	0%	0%	0%

Earnings per share

The company has adopted SFAS No. 128, “Earnings per Share” which requires disclosure on the financial statements of “basic” and “diluted” earnings per share.  Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the year.  Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to warrants for each year.

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2006 and January 31, 2005

(Amounts Expressed in thousand of United States Dollars, unless specified)

2.

Effect of recent accounting pronouncements

a)

On December 16, 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted no later than February 1, 2006. Early adoption is permitted. The Company expects to adopt SFAS 123(R) on February 1, 2006, utilizing the modified retrospective method. The modified retrospective method requires compensation costs to be recognized beginning with the effective date based on the requirements of SFAS 123(R) for all (a) share-based payments granted after the effective date and (b) awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. Amounts for prior years will be restated based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, when adopted, the impact of SFAS 123(R) on prior periods will approximate the impact of SFAS 123 as described in the disclosure of pro forma net earnings and earnings per share in the Summary of Significant Accounting Policies note 1.

b)

In November 2004, the FASB issued SFAS 151, “Inventory Costs - an amendment of ARB No.43, Chapter 4,” which requires companies to expense abnormal freight, handling costs, or spoilage in the period incurred and to allocate fixed overhead based on normal capacity, with adjustment if production is abnormally high. This standard became effective for the Company on August 1, 2005. The Company currently accounts for abnormal freight, handling costs, and spoilage consistent with the standard.  There was no material impact on the results of the Company.

c)

In May 2005 the FASB, issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement  of Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, ”Reporting Accounting Changes in Interim Financial statements” (“SFAS No. 154”).  SFAS No. 154 changes the requirements for, the accounting for, and reporting of, a change in accounting principle. Previously voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any; existing accounting pronouncements.  The adoption of this statement is not expected to have a material effect on the company's financial position or results of operations.

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2006 and January 31, 2005

(Amounts Expressed in thousand of United States Dollars, unless specified)

3.

Comprehensive income

The company has adopted SFAS No. 130 “Reporting Comprehensive Income” which requires new standards for reporting and display of comprehensive income and its components in the financial statements.  However, it does not affect net income or total stockholders’ equity.  The components of comprehensive income are as follows:

	2006	2005	2004
Net loss	$ (294)	$ (988)	$ (1,698)

Other comprehensive income

Foreign currency translation	1,002	740	1,693

Comprehensive income (loss)	$ 708	$ (248)	$ (5)

4.

Accounts receivable

	2006	2005
Trade	$10,904	$8,747
Allowance for doubtful accounts	(426)	(340)
Current portion of investment tax credits receivable	1,240	1,273
	$11,718	$9,680

5.

Inventory

	2006	2005
Raw materials	$ 7,066	$ 6,248
Work-in-process	1,725	1,530
Finished goods	2,050	2,266

	$ 10,841	$ 10,044

6.

Loans receivable

	2006	2005
Company under common control	$ 1,275	$ 625
Private companies	456	624
Corporate shareholder	35	32

	1,766	1,280
Current portion	476	69

	$ 1,290	$ 1,211

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2006 and January 31, 2005

(Amounts Expressed in thousand of United States Dollars, unless specified)

6.

Loans receivable (continued)

Included in loans receivable from private companies is a note of $200 (2005: $250) in connection with the sale of assets of IPAC 2000 Inc. as described in note 15a of these financial statements.  The note was due in quarterly installments of interest only at 8% per annum, thru June 1, 2005.  Commencing September 1, 2005 the note is due in quarterly installments of $25 plus interest at 8% per annum.  Commencing September 1, 2006 the note is due in quarterly installments of $37 plus interest at 8% per annum, due June 2007.

In 2006, the company recorded a provision on a loan receivable from a private company in the amount of $166, this was offset, in part, by the reversal of a provision taken in a previous year in the amount of $100, with respect to another private company.

The other loans receivable are non-interest bearing and are not expected to be repaid prior to February 1, 2007, except for current portion.

7.

Property, plant and equipment

	2006	2005

Cost
Land	$ 305	$ 280
Building	3,282	3,012
Machinery and equipment	13,757	12,638
Furniture and fixtures	1,150	1,049
Computer equipment	2,924	2,506
Rolling stock	216	162
Leasehold improvements	1,369	1,253

	23,003	20,900

Accumulated depreciation and amortization
Building	1,308	1,067
Machinery and equipment	10,248	8,712
Furniture and fixtures	941	803
Computer equipment	2,351	1,958
Rolling stock	153	124
Leasehold improvements	858	694

	15,859	13,358

Net	$ 7,144	$ 7,542

Capital leases included above	$ 1,394	$ 1,599

Depreciation and amortization of property, plant and equipment for fiscal year 2006 amounted to $1,239 ($1,251 in 2005).

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2006 and January 31, 2005

(Amounts Expressed in thousand of United States Dollars, unless specified)

8.

Intangibles

	2006	2005

Patents, trademarks and rights costs	$ 154	$ 142
Accumulated amortization	(86)	(62)

	$ 68	$ 80

Amortization of intangibles for fiscal year 2006 amounted to $18 ($17 in 2005).

Future amortization are as follows:

2007	$ 4
2008	4
2009	4
2010	4
2011	4

9.

Bank loans

The company has an available line of credit of $11,106 bearing interest at the Canadian prime lending rate plus 2.00% per annum and it is renegotiated annually.  Bank loans are secured by a first ranking moveable hypothec on accounts receivable, inventory and a first ranking universal hypothec in the amount of $43,898 on the universality of the borrower’s property, movable and immovable, present and future, corporeal and incorporeal.  The company also provided a rider designating the Bank as loss payee of the proceeds of all-risk insurance on the property charged as security.

The average cost of financing for fiscal year 2006 was 6.65% (5.72% in 2005).

As at January 31, 2006 the company did not meet certain financial ratios within the covenants of its authorized credit facilities.  In management's opinion, the matter will be resolved favourably with the bank.

10.

Accounts payable and accrued expenses

	2006	2005

Trade payables	$ 4,352	$ 3,811
Accrued expenses	3,156	2,373

	$ 7,508	$ 6,184

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2006 and January 31, 2005

(Amounts Expressed in thousand of United States Dollars, unless specified)

11.

Long-term debt

	2006	2005

a)

Bank term loans secured by a first ranking universal hypothec, bearing interest at various rates between prime rate plus 0.5% and prime rate plus 1%.  As at January 31, 2006, these loans were in process of being refinanced.

	$ 781	$ 717

b) Bank term loans secured by a first ranking universal hypothec, bearing interest at variable rates from prime to prime plus 0.75% per annum, due on various dates from December 2007 to June 2008.	239	2,629

c) Obligations under capital leases for furniture and fixtures and machinery and equipment and rolling stock subject to various monthly repayments including imputed interest at variable rates between 5.65% and 9.0% per annum, up to various dates between October 2006 and April 2009.	789	1,240

d) Others	273	134

	2,082	4,720

Current portion	548	2,349

	$ 1,534	$ 2,371

Future payment obligations are as follows:

	Future principal Payment Obligations	Future minimal lease payments under capital leases	Interest included in future minimal lease payments	Total Principal Repayments

2007	$ 225	$ 362	$ (39)	$ 548
2008	261	319	(18)	562
2009	215	105	(7)	313
2010	170	67	(1)	236
2011	135	-	-	135
Thereafter	288	-	-	288

	$ 1,294	$ 853	$ (65)	$ 2,082

Interest on long term debt for fiscal 2006 amounted to $194 ($347 in 2005).

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2006 and January 31, 2005

(Amounts Expressed in thousand of United States Dollars, unless specified)

12.

Capital stock

Authorized

An unlimited number of preferred shares, cumulative, voting, no par value

An unlimited number of common shares, voting, no par value

Issued

	2006	2005

3,155,000 Common shares (2005: 3,155,000)	$ 7,041	$ 6,873

During the fiscal year ended January 31, 2006, no employees have exercised their options under the 2001 Stock Option Plan.  In 2005, 181,250 common shares were issued under the 1999 Plan for a total consideration of $544.

Employee stock option plan

In 1999, the Company adopted a Stock Option Plan (the “1999 Plan”) pursuant to which 650,000 shares of Common Stock were reserved for issuance, no options are currently issued and outstanding since the plan expired in November 2004.

On September 2, 1999, the Board granted options under the Stock Option Plan to certain members of the Board and certain employees.  Subject to certain limitations, the options granted are exercisable one year after issuance.  Subsequent to the one-year anniversary date of the grant, the option holders may exercise the option up to 25% of the total options per year for the following four years.  Each of the options were fully exercisable on November 4, 2003, and expired on November 4, 2004.  The exercise price of the option was $3.00.

In 2001, the Company also adopted the 2001 Stock Option Plan (the “2001 Plan”) pursuant to which 500,000 shares of Common stock are reserved for issuance, 108,500 options are currently issued and outstanding.

On January 4, 2002, the Board granted options under the 2001 Plan to certain members of the Board and certain employees.  Subject to certain limitations, the options granted are exercisable one year after issuance.  Subsequent to the one-year anniversary date of the grant, the option holders may exercise the option up to 25% per year of the total options granted for the following four years.  Each of the options became fully exercisable on January 4, 2006 and expire on January 4, 2011.  The exercise price of the option is $4.20.

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

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2006 and January 31, 2005

(Amounts Expressed in thousand of United States Dollars, unless specified)

12.

Capital stock (continued)

Employee stock option plans (continued)

The 1999 Plan was effective for a period of five years, expired in 2004, and the 2001 Plan is effective for a period of ten years expiring in 2011.  Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide the company with their skills and expertise.  Options granted under the 1999 Plan were exercisable for up to five years, and are exercisable for up to ten years for the 2001 Plan, and shall be at an exercise price as determined by the Board.  Options are non-transferable except by the laws of descent and distribution or a change in control of Dectron, as defined in the Plans, and are exercisable only by the participant during his or her lifetime. Change in control include (i) the sale of substantially all of the assets of Dectron and merger or consolidation with another company, or (ii) a majority of the Board changes other than by election by the stockholders pursuant to Board solicitation or by vacancies filled by the Board caused by death or resignation of such person.

If a participant ceases affiliation with Dectron by reason of death, permanent disability or retirement at or after age 70, the option remains exercisable for one year from such occurrence but not beyond the option’s expiration date.  Other types of termination allow the participant three months to exercise, except for termination for cause, which results in immediate termination of the option.

Option under the 2001 Plan must be issued within ten years from the effective date.

Any unexercised options that expire or that terminate upon an employee’s ceasing to be employed by the company become available again for issuance under the Plans.

The Plans may be terminated or amended at any time by the Board of Directors, except that the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the Plans may not be increased without consent of the stockholders.

A summary of the status of the company’s stock option plans are as follows:

	2006		2005		2004
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	108,500	$ 4.20	295,750	$3.44	357,000	$ 3.39
Granted	-	-	-	-	-	-
Exercised	-	-	(181,250)	3.00	(54,250)	3.00
Cancelled	-	-	(6,000)	3.00	(7,000)	4.20

Outstanding, end of year	108,500	$ 4.20	108,500	$4.20	295,750	$ 3.44
Options, exercisable, end of year	108,500		81,375		235,250

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2006 and January 31, 2005

(Amounts Expressed in thousand of United States Dollars, unless specified)

12.

Capital stock (continued)

Employee stock option plans (continued)

The following table summarizes information about fixed stock options outstanding:

	2006
	Options Outstanding			Options Exercisable
Exercise price	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$ 4.20	108,500	4.9	4.20	108,500	4.20

	108,500	4.9	$ 4.20	108,500	$ 4.20

Share purchase plan receivable

The SEC staff Accounting Bulletins require that accounts or notes receivable arising from transactions involving capital stock should be presented as deductions from shareholders’ equity and not as assets.  Accordingly, in order to comply with U.S. GAAP, stockholders’ equity increased by $168 at January 31, 2006 (reduced by $799 - 2005), to reflect the loans due from certain employees and officers, which relate to the purchase of common shares of the company.

13.

Net restructuring and other unusual items

In fiscal 2006, the company recorded nil net restructuring and other unusual items (2005: $552; 2004: $911) which were comprised of a charge for consolidation and other costs related to restructuring of Tranzmetal Inc., a company acquired on February 1, 2003.

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2006 and January 31, 2005

(Amounts Expressed in thousand of United States Dollars, unless specified)

14.

Income Taxes

	2006	2005	2004

a) Current	$ 731	$ 482	$ 440
Deferred	(80)	103	(205)

	$ 651	$ 585	$ 235

b) Income taxes at Canadian statutory rates:	$ 341	$ 42	$ 645

Increase (decrease) resulting from:
Manufacturing and processing deduction	-	(95)	(114)
Non-deductible expenses	69	67	60
Unaccounted future taxes relating to current year losses	205	-	-
Temporary differences	(77)	494	(143)
Difference between Canadian statutory rates and those applicable to foreign subsidiaries	-	9	8
Adjustment for prior year’s taxes	118	100	(233)
Other	(5)	(32)	12

Effective income taxes	$ 651	$ 585	$ 235

c)

Deferred income taxes represent the tax charges derived from temporary differences between amortization of property, plant and equipment and recognition of deferred revenue, and the actual amounts deducted from or added to the taxable income.

The components of deferred tax assets and deferred tax liabilities are as follows:

	2006		2005
	Deferred		Deferred
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities

Non-current
Deferred revenue	$ 442	$ -	$ 458	$ -
Operating loss and credit carryforwards	240	-	195	-
Property, plant and equipment	-	314	-	385
Intangibles and goodwill	-	5	-	14

Total non-current	682	319	653	399

Total net deferred tax assets	$ 363		$ 254

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2006 and January 31, 2005

(Amounts Expressed in thousand of United States Dollars, unless specified)

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

d)

The company has operating losses of $2,800, which can be used to reduce future taxable income.  The potential tax benefits of $871 relating to the losses have not been recognized in the company’s accounts.  The deductibility of these losses expire between 2007 and 2016.

e)

The company has unrecorded investment tax credits of $342 which are deductible from the income taxes payable in future years.  The Company has unused R & D expenses of $1,400 which are deductible from net income in future years.  The future income tax asset regarding the use of these benefits amounts to $795 and has not been accounted for in these financial statements.

15.

Discontinued operations

a)

In accordance with a plan initiated in fiscal year 2004, the company sold selected assets related to the industrial products and sheet metal divisions of its subsidiary IPAC 2000 Inc., for $1,201.  As a result of the sale, the subsidiary changed its name to Liberty Drive Property Inc..  The allocation of the sale price is summarized as follows:

Current assets	$ 371
Property and equipment	330
Goodwill	500

$ 1,201

In exchange for the assets sold, the company received $951 in cash and $250 as a note described in detail under note 6 of these financial statements.

On February 3, 2005, the company sold the land, building and building improvements of its subsidiary Liberty Drive Property Inc.  Based on the quoted market price in the contract of $2,500, it has been determined that an impairment exists.  An adjustment of $415 was made in 2005 to write the assets down to its fair value, and a loss was recorded as the difference between the carrying value and the fair value.

b)

On November 29, 2002, the company sold the Electric Heat Products Division for a total cash consideration of $962 plus a balance of sale of $441.  The sale resulted in a net gain of $159 (2005: $190; 2004: $90), net of tax of $69 (2005: $69; 2004: $21).  As at January 31, 2006, the remaining balance of sale had been fully collected.

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2006 and January 31, 2005

(Amounts Expressed in thousand of United States Dollars, unless specified)

15.

Discontinued operations (Continued)

Net assets related to discontinued operations included in the consolidated balance sheets are as follows:

	2006	2005

Cash	-	$ 6
Accounts receivable	-	59
Inventory	-	-
Property, plant and equipment	-	3,307
Other current assets	-	43

Current assets held by discontinued operations	-	3,415

Accounts payable	-	(342)

Current liabilities held by discontinued operations	-	(342)

Net assets of discontinued operations	-	$3,073

The results of discontinued operations included in the consolidated statements of operations are summarized as follows:

	2006	2005	2004

Sales	$ 13	$ 1,347	$ 2,722
Cost of sales	109	1,799	3,982

Gross profit	(96)	(452)	(1,260)

Operating expenses	37	178	586
Depreciation and amortization	149	410	414
Interest expense	-	-	36
Impairment loss (note 15a)	-	415	-
Loss (gain) on foreign exchange	534	(26)	160

	720	977	1,196

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2006 and January 31, 2005

(Amounts Expressed in thousand of United States Dollars, unless specified)

15.

Discontinued operations (Continued)

	2006	2005	2004

Loss before income taxes	(816)	(1,429)	(2,456)
Income taxes	82	-	1,175

Net loss	(898)	(1,429)	(3,631)
Gain on sale of discontinued operations (net of income taxes)	231	890	90

	$ (667)	$ (539)	$ (3,541)

Cash flows from discontinued operations included in the consolidated statements of cash flows are as follows:

	2006	2005	2004

Operating activities	$ (758)	$ 959	$ (1,300)

Investing activities	-	(95)	(1)

Net variation in cash	7	57	(41)

Effect of foreign currency exchange rate on cash	336	(223)	(541)
Gain from discontinued operations, before taxes	(300)	(967)	(111)
Proceeds from discontinued operations	3,121	1,460	111

Total effect of discontinued operations	$ 2,406	$ 1,191	$ (1,883)

16.

Statement of cash flows

  Changes in non-cash operating items consist of:

	2006	2005	2004

Accounts receivable	$ (2,038)	$ 1,371	$ (1,521)
Income taxes receivable	88	(88)	-
Inventory	(797)	(836)	(1,469)
Investment tax credits receivable	(508)	-	-
Prepaid expenses and sundry assets	17	116	(184)
Accounts payable and accrued expenses	1,324	1,232	826
Income taxes payable	391	(360)	(325)

	$ (1,523)	$ 1,435	$ (2,673)

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2006 and January 31, 2005

(Amounts Expressed in thousand of United States Dollars, unless specified)

17.

Commitments and contingencies

a)

The company is committed to payments under operating leases from 2007 to 2011 for its premises totaling $4,422.  Annual payments for the next five years are as follows:

2007	$ 931
2008	976
2009	970
2010	840
2011	705
$ 4,422

b)

As at January 31, 2006, the company is a defendant in various legal proceedings arising from actions of its clients or suppliers.  Neither the possible outcome nor the amount of possible settlement can be foreseen.  Therefore, no provision has been made in these consolidated financial statements.

18.

Related party transactions

During the year, the company paid a rent to a company under common control of $301 (2004: $280; 2004: $236).  These payments were in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.  In 2006, the company sold a loan receivable of $176 to a related party in consideration of the payment of a loan payable of the same amount.

19.

Segmented information

The company’s economic activity is based on a single segment.

	2006	2005	2004
a) The breakdown of sales by geographic area is as follows:

Canada	$ 24,450	$ 21,453	$ 18,073
United States of America	20,463	18,181	19,799
International	2,453	1,277	1,783

	$ 47,366	$ 40,911	$ 39,655

b) The breakdown of losses by geographic area is as follows:

Canada	$ (152)	$ (519)	$ (773)
United States of America	(127)	(439)	(847)
International	(15)	(30)	(78)

	$ (294)	$ (988)	$ (1,698)

c) The breakdown of identifiable assets by geographic area is as follows:

Canada	$ 35,537	$ 31,644	$ 33,335
United States	912	4,044	5,795

	$ 36,449	$ 35,688	$ 39,130

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2006 and January 31, 2005

(Amounts Expressed in thousand of United States Dollars, unless specified)

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

The company does not have a concentration of credit.

21.

Selected quarterly financial data (unaudited)

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Sales	$10,911	$12,897	$11,860	$11,698	$47,366
Gross Profit	2,996	2,567	2,721	4,346	12,630
Operating earnings	110	41	91	848	1,090
Earnings from continuing operations net of taxes	76	28	56	213	373
Discontinued operations, net of tax	(98)	(679)	29	(150)	(898)
Gain on disposal of discontinued operations, net of tax	64	62	68	37	231
Net earnings (loss)	41	(588)	154	99	(294)
Net earnings (loss) per common share, basic and diluted:
Continuing operations	0.02	0.01	0.02	0.07	0.12
Discontinued operations	(0.03)	(0.22)	0.01	(0.04)	(0.28)
Disposal of discontinued operations	0.02	0.02	0.02	0.01	0.07
Net earnings (loss)	0.01	(0.19)	0.05	0.04	(0.09)
Average number of common shares outstanding	3,155,000	3,155,000	3,155,000	3,155,000	3,155,000

DECTRON INTERNATIONALE INC.

Notes to Consolidated Financial Statements

January 31, 2006 and January 31, 2005

(Amounts Expressed in thousand of United States Dollars, unless specified)

21. Selected quarterly financial data (unaudited)

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Sales	$ 10,229	$ 10,988	$ 11,021	$ 8,673	$ 40,911
Gross Profit	3,270	2,746	2,894	2,740	11,650
Operating earnings (loss)	1,068	461	633	(990)	1,172
Earnings (loss) from continuing operations net of taxes	383	256	35	(1,123)	(449)
Discontinued operations, net of tax	(271)	(679)	39	(518)	(1,429)
Gain on disposal of discontinued operations, net of tax	-	551	181	158	890
Net earnings (loss)	113	127	255	(1,483)	(988)
Net earnings (loss) per common share, basic and diluted:
Continuing operations	0.13	0.08	0.01	(0.36)	(0.14)
Discontinued operations	(0.09)	(0.21)	0.01	(0.18)	(0.47)
Disposal of discontinued operations	-	0.17	0.06	0.06	0.29
Net earnings (loss)	0.04	0.04	0.08	(0.48)	(0.32)
Average number of common shares outstanding	2,973,750	3,155,000	3,037,254	3,066,851	3,066,851