Form 10-K/A
period 2006-01-31
DECTRON INTERNATIONALE INC
filed 2006-05-23
CIK 1066042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

This report on Form 10-K/A (Amendment No. 1) to the Annual Report on Form 10-K for the fiscal year ended January 31, 2006 (the “Original Report”) is being filed to provide disclosure regarding our compliance with certain Canadian corporate governance regulations in lieu of corresponding NASDAQ Marketplace Rules, as they relate to a nominating committee of our Board of Directors, nominating committee charter, and executive sessions of our Board of Directors.  In addition, pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.  This Amendment No. 1 does not revise or update or in any way affect any other information or disclosures contained in the Original Report.

DECTRON INTERNATIONALE, INC.

2006 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Page

PART III
Item 10. Directors and Executive Officers of the Registrant	1

PART IV
Item 15. Exhibits, Financial Statement Schedules	4

Signatures

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

Executive Sessions

Our Board of Directors does not hold regularly scheduled meetings at which only independent Directors are present, generally referred to as executive sessions.  NASDAQ Marketplace Rule 4350(a)(1) permits foreign private issuers to follow home country practices in regards to certain requirements, including the requirement that independent directors have regularly scheduled meetings at which only independent directors are present.  We currently do not engage in executive sessions as is permitted under Canadian rules and regulations.  Specifically, we are in compliance with applicable requirements under Canadian National Policy 58-201 Corporate Governance Guidelines in that we disclose on an annual basis and in prescribed form, in our management information circular disseminated in connection with our annual shareholder meeting, the corporate governance practices that we have adopted, and such disclosure addresses matters relating in part to the composition and functioning of the Board and its committees.

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

Nominating Committee

We do not have a nominating committee of our Board of Directors, or a nominating committee charter.  NASDAQ Marketplace Rule 4350(a)(1) permits foreign private issuers to follow home country practices in regards to certain requirements, including the requirement to adopt a nominating committee charter or Board resolution regarding nominations, as well as, the requirement to employ a nominating committee or independent directors in selecting and approving director nominees.  We currently select and approve director nominees by vote of our entire Board of Directors of which a majority of directors are independent, as is permitted under Canadian rules and regulations.  Specifically, we are in compliance with applicable requirements under Canadian National Policy 58-201 Corporate Governance Guidelines in that we disclose on an annual basis and in prescribed form, in our management information circulation disseminated in connection with our annual shareholder meeting, the corporate governance practices that we have adopted, and such disclosure addresses matters relating in part to the composition and functioning of the Board and its committees.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

DECTRON INTERNATIONALE INC.

By: /s/ Ness Lakdawala Ness Lakdawala Chairman and Chief Executive Officer Dated: May 23, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Ness Lakdawala	Chairman, President, Chief Executive Officer	May 23, 2006
Ness Lakdawala

/s/ Mauro Parissi	Chief Financial Officer, Secretary and Director	May 23, 2006
Mauro Parissi

/s/ Serge Beaudet	Director	May 23, 2006
Serge Beaudet