Form 10-Q
period 2006-04-30
DECTRON INTERNATIONALE INC
filed 2006-06-14
CIK 1066042

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

--------------------

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarter Ended April 30, 2006, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of large accelerated filer and accelerated filer in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

 Yes    [  ]           No    [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 14, 2006, there were 3,155,000 shares of common stock outstanding.

DECTRON INTERNATIONALE INC.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

7

Item 4.

Controls and Procedures

8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

9

Item 1A. Risk Factors

9

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

9

Item 3. Defaults Upon Senior Securities

9

Item 4. Submission of Matters to a Vote of Security Holders

9

Item 5. Other Information

9

Item 6. Exhibits

9

SIGNATURES

10

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), contains forward-looking statements, as described in the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected. These forward-looking statements regarding future events and the future results of Dectron Internationale Inc. are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and the beliefs and assumptions of our management. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates," variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and business trends, and other characterizations of future events or circumstances, are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Readers are referred to the cautionary statements and important factors discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended January 31, 2006 for further information. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

See Pages F-1 through F-13.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussions and Analysis of Financial Conditions and Results of Operations ("MD&A") should be read in conjunction with the unaudited interim consolidated financial statements for the three months ended April 30, 2006 and the audited consolidated financial statements and MD&A for the year ended January 31, 2006.  This MD&A is based on reported earnings in accordance with United States generally accepted accounting principles (GAAP).

Dectron's interim consolidated financial statements have been prepared using the same accounting policies as described in note 1 of Dectron's audited consolidated financial statements for the year ended January 31, 2006.  Please refer to Note 2 of the interim consolidated financial statements for the three months ended April 30, 2006 for further information.

Quarterly reports on Form 10-Q, the annual report on Form 10-K and supplementary information filed with the U.S. Securities and Exchange commission, and reports  filed with the Canadian Securities regulatory authorities, can be found on-line at www.sec.gov and www.sedar.com respectively, as well as on our corporate Web site at www.dectron.com.

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

Selected Financial Information

(in thousands of dollars, except share data)	April 30, 2006	January 31, 2006
FINANCIAL POSITION	$	$

Cash and cash equivalents	1,583	1,519
Total Assets	39,370	36,449
Total Debt	2,009	2,082

Shareholder's equity	12,731	12,193
- per common share	4.03	3.86

Working capital	5,901	4,021
Working capital ratio	1.25:1	1.19:1

Weighted average number of common shares outstanding	3,155,000	3,155,000
(basic and diluted)
Common shares outstanding	3,155,000	3,155,000

Results of Operations

Three month period ended April 30, 2006 compared to three month period ended April 30, 2005.

Revenues for the three months ended April 30, 2006 were $13.8 million, a $2.9 million (26.6%) increase over the prior year's first quarter revenues of $10.9 million. The growth is attributed to sales of Dectron dehumidification units for water parks as well as stronger international sales in the Circul-aire division.

Gross profit increased by $806,000 to $3.8 million from $3.0 million in the same period last year. As a percentage of revenues, gross profit remained stable at 27.5%. The gross profit margin was adversely affected by higher raw material costs and aggressive pricing strategies in certain HVAC markets which were offset by increase productivity gains as well as a stronger mix of products.

Selling expenses increased by $430,000 to $1.8 million in the three months ended April 30, 2006 compared to $1.3 million for the period ended April 30, 2005. The increase is primarily due to higher commissions paid on the increased sales levels and the costs of attending trade shows. As a percentage of revenues, selling and marketing expenses increased to 12.7% from 12.1%.

General and administrative expenses increased by $63,000 (6.3%) to $1.1 million from $1.0 million for the period ended April 30, 2005.  As a percentage of revenues, general and administrative actually decreased to 7.7% from 9.2%.

Depreciation and amortization expenses slightly increased to $360,000 in the three months ending April 30, 2006 compared to $323,000 in 2005 due to the amortization of deferred charges.  Financing expenses increased slightly ($22,000) to $256,000 from $234,000.

There were no discontinued operations in the three months ending April 30, 2006. The losses, net of taxes, in the first quarter of 2005 were $99,000 (offset partially by disposal gains of $64,000) both resulting from the discontinued operations of Liberty Drive Property, Inc.

Net earnings in the three months period ending April 30, 2006 was $251,000 (or $0.08 per share) compared to net earnings of $41,000 (or $0.01 per share) in the corresponding period in 2005.

EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) is a non-GAAP measure used by many in the industry as a measurement of operational performance. For the three month period ended April 30, 2006 EBITDA (as defined below) increased 47.0% over the previous year to $980,000 from $667,000

EBITDA RECONCILIATION Three Months Ended April 30, (in thousands of dollars)
	2006	2005	Change
Net income	$251	$41
Before
Income Taxes	113	34
Items related to discontinued operations	-	35
Interest	256	234
Depreciation & Amortization	360	323
EBITDA	$980	$667	47.0%
% of sales	7.1%	6.1%

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, capital expenditures and principal payments on our capital lease obligations. Historically, these cash needs have been met by cash flows from operations as well as borrowings under our revolving credit facility.

Dectron had a positive net change in cash of $64,000 for the three months period ended April 30, 2006.  Dectron had working capital (current assets less current liabilities) of $5.1 million at April 30, 2006 an increase of $1.9 million from the working capital of January 31, 2006. The increase is due to the reclassification of loans receivable (from a company under common control) to short-term as management believes they will be repaid in the current fiscal year as well as higher accounts receivable due to improved sales. The principal source of cash was from accounts payables in the amount of $2.0 million and the repayment of some loans receivable.  The principal uses of cash were an increase in accounts receivables of $2.6 million.

The Company has a Cdn$12,000 secured credit arrangement with a Canadian chartered bank.  Borrowing availability is calculated as a function of "eligible accounts receivable" and "eligible inventory" each as defined in the Line of Credit Agreement. Dectron's borrowings under the line of credit bear interest at Canadian prime plus 2%, which at April 30, 2006 amounted to 7.25%.  Interest on any borrowings is payable monthly.  All borrowings are collateralized by our assets. The agreement expires June 30, 2006 and the Company is negotiating with potential lenders, including the incumbent, to secure longer term financing at terms no less favourable than those currently in place.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

Our significant contractual obligations as of April 30, 2006 are for debt and operating leases.  Debt by year of maturity and future rental payments under operating lease agreements are presented below.  As of April 30, 2006, we had an outstanding balance on our line of credit of $12,770 and do not have any purchase obligations. We have not engaged in off-balance sheet financing, commodity contract trading or significant related party transactions.

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Total Long term debt	2,009	685	843	267	214
Operating lease	4,268	948	1,983	1,337	-

Management believes that these commitments will be satisfied with current operating cash flow.

OUTLOOK

The Company believes that the improved sales performance should continue throughout the remainder of the year and that based on the improved product mix in the backlog, margins should remain higher than last year. The Company further feels that it will continue to make positive in roads in its MRU, water park and air security markets. The Company continues to have a strong backlog and expects the current trends to continue into the rest of the year.

Management believes that progress has been made in regard to productivity. Various manufacturing operations have been consolidated and certain non-strategic low-yielding assets have been sold. Accordingly, the Company does not expect to incur any loss from discontinued operations for the current fiscal year.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk and Risk Management

We are exposed to fluctuations in foreign currency exchange rates and interest rates.  We do not use futures, options and swaps. We do hedge some of our exposure to foreign exchange fluctuations by keeping a portion of our debt in United States Dollars. Additionally, many of our raw material purchases are made in United States Dollars which reduces, but does not eliminate, our exposure.

Interest Rate Risk

Dectron is exposed to market risk related to fluctuations in interest rates on its debt.  Increases in prevailing interest rates could increase our interest payment obligations relating to variable rate debt.  For example, a 100 basis point increase in interest rates would increase annual interest expense by approximately $120,000.

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

Management is responsible for implementing and maintaining adequate systems of internal control over financial reporting and disclosure controls and procedures and for monitoring their effectiveness.

We evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" ("Disclosure Controls") pursuant to Rules 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and our "internal controls and procedures for financial reporting" (Internal Controls) as of the end of the period covered by this Quarterly Report on Form 10-Q. This evaluation was done under the supervision and with the participation of management.

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

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives

Based upon our management's evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2006, the disclosure and internal accounting controls provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported as and when required, including with specific reference that our assets are safeguarded, transactions are executed in accordance with management's authorizations and the financial records are reliable for the purpose of preparing financial statements.

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

Based upon our management's evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2006, there were no significant changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There were no material changes in risk factors as previously disclosed in our Form 10-K for the fiscal year ended January 31, 2006.

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

DECTRON INTERNATIONALE INC.

June 14, 2006

By: ____/s/ Glenn La Rusic_____________________

Glenn La Rusic

Chief Financial Officer

DECTRON INTERNATIONALE INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006

TABLE OF CONTENTS

Interim Consolidated Balance Sheets

F2 - F3

Interim Consolidated Statements of Earnings

F4 -F 5

Interim Consolidated Statements of Cash Flows

F6 - F7

Interim Consolidated Statements of Stockholders' Equity

F8

Notes to Interim Consolidated Financial Statements

F9 - F14

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Balance Sheets

As at April 30, 2006 and January 31, 2006

(Amounts Expressed in thousands of United States Dollars, unless specified)

	April 30, 2006	January 31, 2006

Assets

Current

Cash	$ 1,583	$ 1,519
Accounts receivable	14,332	11,718
Inventory	11,105	10,841
Prepaid expenses and sundry assets	1,033	552
Loans receivable	1,283	477

	29,336	25,107

Investment tax credits receivable	518	508

Loan receivable	84	1,290

Property, plant and equipment	7,024	7,144

Deferred charges	127	159

Intangibles	70	68

Goodwill	1,844	1,810

Deferred income taxes	367	363

	$ 39,370	$ 36,449

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Balance Sheets (Continued)

As at April 30, 2006 and January 31, 2006

(Amounts Expressed in thousands of United States Dollars, unless specified)

	April 30, 2006	January 31, 2006

Liabilities

Current

Bank loans	$ 12,770	$ 12,634
Accounts payable and accrued expenses	9,531	7,508
Income taxes payable	606	391
Current portion of long-term debt	524	548
Deferred revenue	4	5

	23,435	21,086

Long-term debt	1,485	1,534

Deferred revenue	1,719	1,636

	26,639	24,256

Stockholders' equity

Capital stock (note 3)	7,091	7,041

Treasury stock	(89)	(89)

Accumulated other comprehensive income	3,544	3,307

Retained earnings	2,185	1,934

	12,731	12,193

	$ 39,370	$ 36,449

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Earnings

For the Three Month Period Ended April 30, 2006 and 2005

(Amounts Expressed in thousands of United States Dollars, unless specified)

	Three Months Ended April 30, 2006	Three Months Ended April 30, 2005

Sales	$ 13,818	$ 10,911

Cost of sales	10,016	7,915

Gross profit	3,802	2,996

Operating expenses

Selling	1,755	1,325
General and administrative	1,067	1,004
Depreciation and amortization	360	323
Interest expense	256	234

	3,438	2,886

Earning before income taxes and discontinued operations	364	110

Income taxes	113	34

Earnings before discontinued operations	251	76

Loss from discontinued operations, net of tax	-	(99)
Gain on disposal of discontinued operations, net of tax	-	64

Net earnings	$ 251	$ 41

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Earnings (Continued)

For the Three Month Period Ended April 30, 2006 and 2005

(Amounts Expressed in thousands of United States Dollars, unless specified)

	Three Months Ended April 30, 2006	Three Months Ended April 30, 2005

Net earnings (loss) per common share, basic and diluted (in US$)

Continuing operations	$ 0.08	$ 0.02
Discontinued operations	-	(0.03)
Disposal of discontinued operations	-	0.02

	$ 0.08	$ 0.01

Weighted average number of common shares outstanding

Basic	3,155,000	3,155,000
Diluted	3,155,000	3,155,000

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Cash Flows

For the Three Month Period Ended April 30, 2006 and 2005

(Amounts Expressed in thousands of United States Dollars, unless specified)

	Three Months Ended April 30, 2006	Three Months Ended April 30, 2005
Operating activities

Net earnings from continuing operations	$ 251	$ 76

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	360	323
Increase in accounts receivable	(2,614)	(771)
Increase in inventory	(264)	(597)
Increase in prepaid expenses and sundry assets	(481)	(228)
Decrease in deferred income taxes	-	1
Increase in accounts payable and accrued expenses	2,023	1,876
Increase in income taxes receivable	-	(37)
Increase in income taxes payable	215	-
Increase (decrease) in deferred revenue	82	(55)

Net cash provided by (used in) operating activities	(428)	588

Investing activities

Acquisition of property, plant and equipment	(116)	(38)
Decrease in deferred charges	32	-

Net cash used in investing activities	(84)	(38)

Financing activities

Repayment of (advances to) loans receivable	400	(239)
Advances from bank loans	136	217
Repayments of long-term debt	(73)	(288)
Repayments from share purchase plan receivable	50	-

Net cash provided by (used in) financing activities	513	(310)

Effect of foreign currency exchange rate on cash and cash equivalents	63	(95)

Effect of discontinued operations	-	50

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Cash Flows (continued)

For the Three Month Period Ended April 30, 2006 and 2005

(Amounts Expressed in thousands of United States Dollars, unless specified)

	Three Months Ended April 30, 2006	Three Months Ended April 30, 2005

Net increase in cash and cash equivalents	$ 64	$ 195

Cash and cash equivalents, beginning of year	1,519	1,075

Cash and cash equivalents, end of period	$ 1,583	$ 1,270

Supplemental disclosure of cash flow information:

Interest paid	$ 232	$ 211

Income taxes paid	$ 90	$ 179

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Interim Consolidated Statements of Stockholders' Equity

For the Three Month Period Ended April 30, 2006

(Amounts Expressed in thousands of United States Dollars, unless specified)

	Number	Amount	Cumulative Retained Earnings	Other Comprehensive Income	Treasury Stock

Balance January 31, 2003	2,919,500	$ 7,136	$ 4,914	$ (129)	$ (89)

Share purchase plan receivable	-	$ (171)	$ -	$ -	$ -
Issuance of shares	54,250	163	-	-	-
Foreign currency translation	-	-	-	1,693	-
Net loss for the year	-	-	(1,698)	-	-

Balance January 31, 2004	2,973,750	$ 7,128	$ 3,216	$ 1,564	$ (89)

Share purchase plan receivable	-	$ (799)	$ -	$ -	$ -
Issuance of shares	181,250	544	-	-	-
Foreign currency translation	-	-	-	740	-
Net loss for the year	-	-	(988)	-	-

Balance, January 31, 2005	3,155,000	$ 6,873	$ 2,228	$ 2,304	$ (89)

Share purchase plan receivable	-	$ 168	$ -	$ -	$ -
Issuance of shares	-	-	-	-	-
Foreign currency translation	-	-	-	1,003	-
Net loss for the year	-	-	(294)	-	-

Balance, January 31, 2006	3,155,000	$ 7,041	$ 1,934	$ 3,307	$ (89)

Share purchase plan receivable	-	$ 50	$ -	$ -	$ -
Issuance of shares	-	-	-	-	-
Foreign currency translation	-	-	-	237	-
Net earnings for the period	-	-	251	-	-

Balance, April 30, 2006	3,155,000	$ 7,091	$ 2,185	$ 3,544	$ (89)

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Notes to Interim Consolidated Financial Statements

April 30, 2006 and January 31, 2006

(Amounts Expressed in thousands of United States Dollars, unless specified)

1.

Notice of No Auditor Review of the Interim Consolidated Financial Statements

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

2.

  Significant Accounting Policies

These unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, using the same accounting principles as those mentioned in Note 1 to the consolidated financial statements for the year ended January 31, 2006. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended January 31, 2006. These consolidated financial statements require management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the notes thereto. Actual results could differ from these estimates.

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

DECTRON INTERNATIONALE INC.

Notes to Interim Consolidated Financial Statements

April 30, 2006 and January 31, 2006

(Amounts Expressed in thousands of United States Dollars, unless specified)

2.

Significant Accounting Policies (continued)

Effect of recent accounting pronouncements

a)

On February 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123  (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payments to employees and directors including employee  stock options and stock purchases related to the Company's employee stock option and award plans  based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Option No. 25, "Accounting for Stock Issued to employees" ("APB25") for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of February 1, 2006, the first day of the Company's fiscal year 2007. The Company's financial statements as of and for the three month period ended April 30, 2006 reflect the impact of SFAS 123(R) of nil. In accordance with the modified prospective transition method, the Company's financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R).

b)

In November 2004, the FASB issued SFAS 151, "Inventory Costs - an amendment of ARB No.43, Chapter 4," which requires companies to expense abnormal freight, handling costs, or spoilage in the period incurred and to allocate fixed overhead based on normal capacity, with adjustment if production is abnormally high. This standard became effective for the Company on August 1, 2005, with early adoption permitted. The Company currently accounts for abnormal freight, handling costs, and spoilage consistent with the standard. There was no material impact on the results of the Company.

c)

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement  of Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial statements" ("SFAS No. 154").  SFAS No. 154 changes the requirements for, the accounting for, and reporting of, a change in accounting principle. Previously voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements.  The adoption of this statement is not expected to have a material effect on the company's financial position or results of operations.

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Notes to Interim Consolidated Financial Statements

April 30, 2006 and January 31, 2006

(Amounts Expressed in thousands of United States Dollars, unless specified)

3.

Capital stock

Authorized

An unlimited number of preferred shares, cumulative, voting, no par value

An unlimited number of common shares, voting, no par value

Issued

	April 30, 2006	January 31, 2006

3,155,000 Common shares (2005: 3,155,000)	$ 7,091	$ 7,041

During the fiscal year ended January 31, 2006, no employees have exercised their options under the 2001 Stock Option Plan.

Employee stock option plans

In 2001, the Company also adopted the 2001 Stock Option Plan (the "Plan") pursuant to which 500,000 shares of Common stock are reserved for issuance, 108,500 options are currently issued and outstanding.

On January 4, 2002, the Board granted options under the Plan to certain members of the Board and certain employees.  Subject to certain limitations, the options granted are exercisable one year after issuance.  Subsequent to the one-year anniversary date of the grant, the option holders may exercise the option up to 25% per year of the total options granted for the following four years.  Each of the options became fully exercisable on January 4, 2006 and expires on January 4, 2011.  The exercise price of the option is $4.20.

The Plan is administered by the Board of Directors, who will determine, among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock issuable upon the exercise of the options and the option exercise price.

The Plan is effective for a period of ten years expiring in 2011.  Options may be granted to officers, directors, consultants, key employees, advisors and similar parties who provide the company with their skills and expertise.  Options granted under the Plan are exercisable for up to ten years , and shall be at an exercise price as determined by the Board.  Options are non-transferable except by the laws of descent and distribution or a change in control of Dectron, as defined in the Plans, and are exercisable only by the participant during his or her lifetime.

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

DECTRON INTERNATIONALE INC.

Notes to Interim Consolidated Financial Statements

April 30, 2006 and January 31, 2006

(Amounts Expressed in thousands of United States Dollars, unless specified)

3.

Capital stock (continued)

Employee stock option plans (continued)

If a participant ceases affiliation with Dectron by reason of death, permanent disability or retirement at or after age 70, the option remains exercisable for one year from such occurrence but not beyond the option's expiration date.  Other types of termination allow the participant three months to exercise, except for termination for cause, which results in immediate termination of the option.

Option under the Plan must be issued within ten years from the effective date.

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

A summary of the status of the company's stock option plans are as follows:

	April 30, 2006		January 31, 2006		January 31, 2005
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	108,500	$ 4.20	108,500	$ 4.20	295,750	$ 3.44
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	(181,250)	3.00
Cancelled	-	-	-	-	(6,000)	3.00

Outstanding, end of year	108,500	$ 4.20	108,500	$ 4.20	108,500	$ 4.20
Options, exercisable, end of year	108,500		108,500		81,375

The following table summarizes information about fixed stock options outstanding:

	April 30, 2006
	Options Outstanding			Options Exercisable
Exercise price	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$ 4.20	108,500	4.9	$ 4.20	108,500	$ 4.20

The accompanying notes are an integral part of these consolidated financial statements.

DECTRON INTERNATIONALE INC.

Notes to Interim Consolidated Financial Statements

April 30, 2006 and January 31, 2006

(Amounts Expressed in thousands of United States Dollars, unless specified)

3.    Capital stock (continued)

 Employee stock option plans (continued)

Share purchase plan receivable

The SEC staff Accounting Bulletins require that accounts or notes receivable arising from transactions             involving capital stock should be presented as deductions from shareholders' equity and not as assets. Accordingly, in order to comply with U.S. GAAP, stockholders' equity increased by $50 at April 30, 2006, to reflect the loans due from certain employees and officers, which relate to the purchase of common shares of the company.

4.  Segmented Information

	April 30,	January 31,
	2006	2006
a) The breakdown of sales by geographic area is as follows:

Canada	$ 6,251	$ 24,450
United States of America	5,737	20,463
International	1,830	2,453
	$ 13,818	$ 47,366

b) The breakdown of earnings (losses) by geographic area is as follows:

Canada	$ 114	$ (152)
United States of America	104	(127)
International	33	(15)
	$ 251	$ (294)

c) The breakdown of identifiable assets by geographic area are as follows :

Canada	$ 38,484	$ 35,537
United States of America	886	912
	$ 39,370	$ 36,449

The accompanying notes are an integral part of these consolidated financial statements.